Form 10-Q
period 1995-09-30
METAL ARTS CO INC
filed 1995-11-14
CIK 320303

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1995        Commission File Number 0-9998


                       THE METAL ARTS COMPANY, INC.
          -----------------------------------------------------
          (Exact name of registrant as specified in its charter)


                New York                           06-0945588
     -------------------------------           ------------------
     (State or other jurisdiction of              (IRS Employer
      incorporation or organization)           Identification No.)


   1 American Center, Geneva, New York              14456-1188
  ---------------------------------------           ----------
  (Address of principal executive offices)          (Zip Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No

The number of shares of common stock, $.01 par value, outstanding at September 30, 1995 was 7,307,402.



                            Page 1 of 12 Pages
                        Exhibit Index is on Page 2

                       THE METAL ARTS COMPANY, INC.

                                I N D E X


Part I         Financial Information:

               Consolidated Condensed Balance Sheets,
               September 30, 1995 and June 30, 1995.             4 and 5

               Consolidated Condensed Statements of
               Operations, three months ended
               September 30, 1995 and 1994.                         6

               Consolidated Condensed Statement of
               Cash Flows, three months ended
               September 30, 1995 and 1994.                         7

               Notes to Consolidated Condensed
               Financial Statements.                                9

               Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations.                                       10

Part II        Other Information:                                   11


                                      (2)

                       PART I FINANCIAL INFORMATION


                                    (3)

                       THE METAL ARTS COMPANY, INC.

                   CONSOLIDATED CONDENSED BALANCE SHEET

                                (UNAUDITED)

                                  ASSETS


                                                       9/30/95     6/30/95

Current Assets:

     Cash                                          $   133,338  $   78,592
     Trade accounts receivable - net                   230,681     230,564
     Current portion of due from NYSERDA                22,291      80,730
     Due from former subsidiary - net                        0           0
     Current portion of deferred tax asset               7,100       7,100
     Prepaid expenses and other current assets          10,379       9,693
                                                  ------------  ----------
                                                       403,789     406,679


Property, Plant and Equipment                          860,952     828,150
     Less:     Accumulated depreciation               (305,439)   (288,032)
                                                  ------------  ----------
                                                       555,513     540,118

Other Assets:
     Due from NYSERDA, net of current portion           11,447       8,970
     Cash value of life insurance                        7,893       7,893
     Operating rights - net                             19,430      19,430
     Debt issuance costs - net                          21,243      21,243
     Deferred tax asset, net of current portion        180,700     180,700
     Other assets                                       18,797      17,955
                                                  ------------  ----------
                                                       259,510     256,191
                                                  ------------  ----------

                                                   $ 1,218,812  $1,202,988
                                                  ============  ==========



                                    (4)

                       THE METAL ARTS COMPANY, INC.

                   CONSOLIDATED CONDENSED BALANCE SHEET

                                (UNAUDITED)

                                (Continued)

                   LIABILITIES AND STOCKHOLDERS' EQUITY



                                                      9/30/95      6/30/95

Current Liabilities:

     Current portion of long-term debt            $    24,185  $    26,262
     Accounts payable - trade                         154,969      135,359
     Accrued expenses                                   3,274        9,528
     Accrued payroll and related taxes                 27,517       27,717
     Accrued commissions                               34,474       34,836
                                                  -----------   ----------
                                                      244,419      233,836

Long-term Liabilities:

     Long-term debt, net of current portion           378,907      384,958
     Other long-term liability                        243,222      243,222
     Deferred tax liability                            18,000       18,000
                                                  -----------   ----------
                                                      640,129      646,180

Minority interest in subsidiary                       135,234      125,002

Stockholders' equity:

     Common stock - $.01 par value,
     15,000,000 shares authorized; issued and
     outstanding: 7,307,402 at September 30,
     and June 30, 1995                                 73,074       73,074
     Paid-in capital in excess of par value         2,358,188    2,358,188
     Accumulated deficit                           (2,232,232)  (2,233,292)
                                                  -----------   ----------
                                                      199,030      197,970
                                                  -----------   ----------

                                                  $ 1,218,812  $ 1,202,988
                                                  ===========  ===========

                                    (5)

                       THE METAL ARTS COMPANY, INC.

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                (UNAUDITED)

                                                      Three Months Ended
                                                         September 30,
                                                      1995          1994

Net sales                                         $  418,726    $  389,091

Cost of goods sold                                   342,779       322,547
                                                  ----------    ----------
Gross profit                                          75,947        66,544

Selling, general and
 administrative expenses                              57,679        24,493
 Research and development                              1,684             0
                                                  ----------    ----------
Operating income (loss)                               16,584        42,051

Other income (expense)                                     0        (1,833)
Interest expense                                      (5,417)       (3,169)
Interest income                                          125           523
Minority interest in (income)
 Loss of subsidiary                                  (10,232)      (12,600)
                                                  ----------    ----------
                                                     (15,524)      (17,079)
                                                  ----------    ----------

Income (loss) from continuing operations               1,060        24,972

Income (loss) from discontinued operations                 0        63,735
                                                  ----------    ----------
Net income (loss) for the period                  $    1,060    $   88,707
                                                  ==========    ==========

Weighted average number
 of common shares outstanding                      7,307,402     7,288,270
                                                  ==========    ==========

Earnings per share of common stock:
     Income (loss) from continuing operations     $      .00    $      .00
     Income (loss) from discontinued operations          .00           .01
                                                  ----------    ----------

     Net income (loss) for the period             $      .00    $      .00
                                                  ==========    ==========


                                    (6)

                       THE METAL ARTS COMPANY, INC.

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                (UNAUDITED)
                                                      Three Months Ended
                                                         September 30,
                                                      1995          1994

Cash flows from operating activities;

     Net income (loss) for the period             $   1,060      $  88,707
     Adjustments to reconcile net income
      (loss) to net cash provided by
     operating activities:

     Depreciation and amortization                   17,407         15,040
     Minority interest in income of subsidiary       10,232         12,600
     (Income) loss from discontinued operations           0        (63,735)
     Change in operating accounts:
          Accounts receivable                          (120)        14,543
          Prepaid expenses and other                 54,437        (37,299)
          Accounts payable                           19,610        (27,461)
          Accrued expenses                           (6,254)          (526)
          Accrued payroll and commissions              (696)         1,442
                                                  ---------      ---------
                                                     95,676          3,311

Cash flows from investing activities:

     Advances to former subsidiary                        0        (13,415)
     Capital expenditures                           (32,802)       (37,483)
                                                  ---------      ---------
                                                    (32,802)       (50,898)

Cash flows from financing activities:

     Exercise of stock warrants                           0         13,800
     Sale of debentures                                   0        250,000
     Payments on long-term debt                      (8,128)        (9,067)
                                                  ---------      ---------
                                                     (8,128)       254,733
                                                  ---------      ---------

Net increase (decrease) in cash                      54,746        207,146

Cash at beginning of period                          78,592         13,349
                                                  ---------      ---------

Cash at end of period                             $ 133,338      $ 220,495
                                                  =========      =========

                                    (7)

Supplemental disclosures of cash flow information:


                                                      Three Months Ended
                                                         September 30,
                                                      1995          1994

     Cash paid for interest expense               $   5,417      $   3,169
                                                  =========      =========

Supplemental schedule of non-cash financing activities:

     Sale of debentures                           $       0      $ 275,000
     Payment of liabilities                               0        (25,000)
                                                  ---------      ---------
     Cash received from sale of debentures        $       0      $ 250,000
                                                  =========      =========

                                    (8)

                       THE METAL ARTS COMPANY, INC.


           Notes to Consolidated Condensed Financial Statements

1. These statements should be read in conjunction with the audited financial statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the fiscal year ended June 30, 1995. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments of a normal recurring nature necessary for the fair presentation of the Comapany's financial position as of September 30, 1995 and the results of operations for the three months ended September 30, 1995 and 1994.

2. The results of operations for the three months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

3. Earnings (loss) per share of common stock is computed on the weighted average number of shares outstanding during the three months ended September 30, 1995 and 1994. the weighted average number of shares outstanding at the end of each period is determined by totaling the number of shares outstanding at the end of each month in the period and dividing the sum by the number of months in the period.

                                    (9)

                       THE METAL ARTS COMPANY, INC.

             Management's Discussion and Analysis of Financial

                    Condition and Results of Operation


Liquidity and Capital Resources

Private Placement of Debentures

     The company sold, as of September 30, 1994, eleven debentures for a total of $275,000. The purpose of the private placement was to acquire the technology for plating electroless nickel on aluminum, complete all research and development, conduct test trials with potential customers leading up to commercialization in the computer disk and aluminum wheel markets.

New York State Energy Research and Development Authority Funding

     The company signed an agreement with the New York State Energy Research and Development Authority (NYSERDA) dated June 22, 1995 for funding of $325,000 for its new technology. This was done as a part of NYSERDA's Industrial Waste Minimization Program. The purpose of the funding is to provide money for the completion of research and development, test trials, commercial demonstrations and commercialization of the technology.

     During the quarter ended September 30, 1995 the company received a first payment of $80,700 as a part of NYSERDA's funding program.

Operating Activities

     Over the past three fiscal years Coating Technology has shown steady growth in sales and earnings. Cash flow was adequate to provide for the acquisition of capital equipment and provide the working capital necessary to run the business. There was a significant increase in cash generated during the fiscal year 1995 over 1994 and 1993 as well as the cash balance at the end of the year. In addition, all relevant measures relating to: Debt to Equity; current ratio; working capital; and net worth increased substantially.

     Through the first quarter of fiscal year 1996, Coating Technology operated profitably with sufficient resources to sustain operations.

     If Metal Arts is successful in commercializing its new technology it will be necessary to raise additional capital. The amount of capital required will depend on how rapidly market acceptance might occur. If this does occur it could result in growth in the company's sales and earnings over the next few years. The company will seek, if commercial sales commence, to raise additional capital in the form of receivables financing, warrant conversion or other investment mechanisms to sustain operations.

                                   (10)

                       The Metal Arts Company, Inc.

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operation

B.     RESULTS OF OPERATIONS:

The following table illustrates the major components of consolidated net sales and net income (loss).

                                        Three Months Ended
                                           September 30,
                                     1995                 1994

Consolidated Net Sales:

     Metal Arts                           0                   0
     Coating Technology            $419,000            $389,000
     Discontinued Operations              0             530,500
                                   --------            --------
                                   $419,000            $919,500

Consolidated Net Income (Loss)

     Metal Arts                     (33,000)            (16,900)
     Coating Technology              34,000              41,900
     Discontinued Operations              0              63,700
                                   --------            --------
                                   $  1,000            $ 88,700
                                   --------            --------


The Metal Arts Company, Inc.
The net sales for the company for the three (3) months ended September 30, 1995 were -0- compared with -0- in the previous year. The company showed a loss of $33,000 versus a loss of $16,900 the previous year.

Coating Technolgy, Inc.
Coating Technology's sales for the three (3) months ended September 30, 1995 were $419,000 as compared with $389,000 in the previous year. the company showed a profit of $34,000 as compared with a profit of $41,900 in the previous year.


                                   (11)

                       THE METAL ARTS COMPANY, INC.


Part II - Other Information:

     Item 6 - Exhibits and Reports on Form 8-K

     A.   Exhibits - None

     B.   Reports on Form 8-K - None


Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE METAL ARTS COMPANY, INC.


Date:     November 10, 1995                   /s/ Stanley J. Dahle
          -----------------                   --------------------
                                              Stanley J. Dahle
                                              President





Date:     November 10, 1995                   /s/ Albert A. Cauwels
          -----------------                   ---------------------
                                              Albert A. Cauwels
                                              Treasurer


                                   (12)