Form 10-Q
period 1995-12-30
METAL ARTS CO INC
filed 1996-02-12
CIK 320303

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No ___

The number of shares of common stock, $.01 par value, outstanding at December 30, 1995 was 7,307,402.

                            Page 1 of 12 Pages
                        Exhibit Index is on Page 2

                       THE METAL ARTS COMPANY, INC.

                                I N D E X

Part I         Financial Information:

               Consolidated Condensed Balance Sheets,
               December 30, 1995 and June 30, 1995.             4 and 5

               Consolidated Condensed Statements of
               Operations, six months ended
               December 30, 1995 and 1994.                         6

               Consolidated Condensed Statement of
               Cash Flows, six months ended
               December 30, 1995 and 1994.                         7

               Notes to Consolidated Condensed
               Financial Statements.                               9

               Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations.                                     10

Part II        Other Information                                  11

                                      (2)

                          PART I FINANCIAL INFORMATION

                                      (3)

                          THE METAL ARTS COMPANY, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                  (UNAUDITED)

                                     ASSETS

                                                         12/31/95             6/30/95
Current Assets:
     Cash                                             $   152,503          $   78,592
     Trade accounts receivable - net                      228,207             230,564
     Current portion of due from NYSERDA                   32,326              80,730
     Due from former subsidiary - net                      12,500                   0
     Current portion of deferred tax asset                  7,100               7,100
     Prepaid expenses and other current assets             19,544               9,693
                                                      -----------          ----------
                                                          452,180             406,679

Property, Plant and Equipment                             865,622             828,150
     Less: Accumulated depreciation                      (327,297)           (288,032)
                                                      -----------            --------
                                                          538,325             540,118

Other Assets:
     Due from NYSERDA, net of current portion              15,582               8,970
     Cash value - life insurance                            7,893               7,893
     Operating rights - net                                19,430              19,430
     Debt issuance costs - net                             21,243              21,243
     Deferred tax asset, net of current portion           180,700             180,700
     Other assets                                          23,245              17,955
                                                      -----------          ----------
                                                          268,093             256,191
                                                      -----------          ----------
                                                      $ 1,258,598          $1,202,988
                                                      ===========          ==========

                                      (4)

                          THE METAL ARTS COMPANY, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                  (UNAUDITIED)

                                  (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         12/31/95             6/30/95
Current Liabilities:
     Current portion of long-term debt                $    29,497          $   26,262
     Accounts payable - trade                             134,597             135,359
     Accrued expenses                                           0               9,528
     Accrued payroll and related taxes                     16,831              27,717
     Accrued commissions                                   34,364              34,836
                                                      -----------          ----------
                                                          215,289             233,836

Long-term Liabilities:
     Long-term debt, net of current portion               462,131             384,958
     Other long-term liability                            243,222             243,222
     Deferred tax liability                                18,000              18,000
                                                      -----------          ----------
                                                          723,353             646,180

Minority interest in subsidiary                           135,312             125,002

Stockholders' equity:
     Common stock - $.01 par value, 15,000,000
     shares authorized; issued and outstanding:
     7,307,402 at December 31, and June 30, 1995           73,074              73,074
     Paid-in capital in excess of par value             2,358,188           2,358,188
     Accumulated deficit                               (2,246,618)         (2,233,292)
                                                      -----------         -----------
                                                          184,644             197,970
                                                      -----------         -----------
                                                      $ 1,258,598         $ 1,202,988
                                                      ===========         ===========

                                      (5)

                          THE METAL ARTS COMPANY, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                             Three Months Ended             Six Months Ended
                                                 December 31,                  December 31,
                                             1995           1994           1995           1994
Net Sales                             $   419,648    $   341,101    $   838,374    $   730,192
Cost of goods sold                        385,180        320,204        727,959        642,751
                                      -----------    -----------    -----------    -----------
Gross margin                               34,468         20,897        110,415         87,441
Selling, general and
 Administrative Expenses                  (60,470)       (64,754)      (118,149)       (89,247)
 Research and Development                  18,640        (15,087)        16,956        (15,087)
                                      -----------    -----------    -----------    -----------
Operating income (loss)                    (7,362)       (58,944)         9,222        (16,893)
Other income (expense)                          0            981              0           (852)
Interest expense                           (8,067)        (2,882)       (13,484)        (6,051)
Interest income                             1,121           (523)         1,246              0
Minority interest in
 Income of subsidiary                         (78)         2,056        (10,310)       (10,544)
                                      -----------    -----------    -----------    -----------
                                           (7,024)          (368)       (22,548)       (17,447)
                                      -----------    -----------    -----------    -----------
Income (loss) from
 continuing operations                    (14,386)       (59,312)       (13,326)       (34,340)
Income (loss) from
 discontinued operations                        0        (72,572)             0         (8,837)
                                      -----------    -----------    -----------    -----------
Net income (loss) for
 the period                           $   (14,386)   $  (131,884)   $   (13,326)   $   (43,177)
                                      ===========    ===========    ===========    ===========
Weighted average number
 of common shares out-
 standing                               7,307,402      7,280,832      7,307,402      7,280,755
                                      ===========    ===========    ===========    ===========
Earnings per share of common stock:
  Income (loss) from
   continuing operations              $       .00    $      (.01)   $       .00    $      (.01)
  Income (loss) from
   discontinued operations                    .00           (.01)           .00            .00
                                      -----------    -----------    -----------    -----------
    Net income (loss)
     for the period                   $       .00    $      (.02)   $       .00    $      (.01)
                                      ===========    ===========    ===========    ===========

                                      (6)

                          THE METAL ARTS COMPANY, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                     Six Months Ended
                                                        December 31,
                                                     1995          1994
Cash flows from operating activities;

  Net income (loss) for the period             $  (13,326)   $  (43,177)
  Adjustments to reconcile net income
   (loss) to net cash provided by

  operating activities:
  Depreciation and amortization                    39,265        13,372
  Minority interest in income of subsidiary        10,310        10,544
  (Income) loss from discontinued operations            0         8,837
  Change in operating accounts:
        Accounts receivable                        50,761        13,372
        Prepaid expenses and other                (21,753)     (113,458)
        Accounts payable                             (762)       33,972
        Accrued expenses                           (9,528)       (8,301)
        Accrued payroll and commissions           (11,492)          717
                                               ----------    ----------
                                                   43,475       (62,680)
Cash flows from investing activities:

     Advances to former subsidiary                (12,500)       (8,367)
     Capital expenditures                         (37,472)      (82,034)
                                               ----------    ----------
                                                  (49,972)      (90,401)
Cash flows from financing activities:

     Exercise of stock warrants                         0        13,800
     Sale of debentures                                 0       250,000
     Proceeds of long-term debt                   100,000             0
     Payments on long-term debt                   (19,592)      (16,327)
                                               ----------    ----------
                                                   80,408       247,473
                                               ----------    ----------

Net increase (decrease) in cash                    73,911        94,392

Cash at beginning of period                        78,592        13,349
                                               ----------    ----------
Cash at end of period                          $  152,503    $  107,741
                                               ==========    ==========

                                      (7)

                                                                December  31,
                                                               1995        1994
Supplemental cash flow information:

Cash paid for interest expense                            $   8,068   $   6,051
                                                          =========   =========
Supplemental schedule of non-cash financing activities:

     Sale of debentures                                   $       0   $ 275,000
     Payment of liabilities                                       0     (25,000)
                                                          ---------   ---------
     Cash received from sale of debentures                $       0   $ 250,000
                                                          =========   =========

                                      (8)

                          THE METAL ARTS COMPANY, INC.

              Notes to Consolidated Condensed Financial Statements

1. These statements should be read in conjunction with the audited financial statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the fiscal year ended June 30, 1995. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments of a normal recurring nature necessary for the fair presentation of the Comapany's financial position as of December 30, 1995 and the results of operations for the six months ended December 30, 1995 and 1994.

2. The results of operations for the six months ended December 30, 1995 are not necessarily indicative of the results to be expected for the full year.

3. Earnings (loss) per share of common stock is computed on the weighted average number of shares outstanding during the six months ended December 30, 1995 and 1994. The weighted average number of shares outstanding at the end of each period is determined by totaling the number of shares outstanding at the end of each month in the period and dividing the sum by the number of months in the period.

                                      (9)

                          THE METAL ARTS COMPANY, INC.

               Management's Discussion and Analysis of Financial

                       Condition and Results of Operation

Liquidity and Capital Resources

Private Placement of Debentures

The company sold, as of September 30, 1994, eleven debentures for a total of $275,000. The purpose of the private placement was to acquire the technology for plating electroless nickel on aluminum, conduct research, development and test trials with potential customers leading up to commercialization in the computer disk market.

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

During the quarter ended December 30, 1995 the company received a second payment of $27,200 as a part of NYSERDA's funding program. The first payment of $80,700 was received in the first quarter.

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

Through the first quarter of fiscal year 1996, Coating Technology operated profitably with sufficient resources to sustain operations. As part of an on-going upgrading of operating and laboratory measuring equipment, the Company increased its working capital line by $100,000.

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

                                      (10)

                          The Metal Arts Company, Inc.

                    Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

B.     RESULTS OF OPERATIONS:

The following table illustrates the major components of consolidated net sales and net income (loss).

                                       Six Months Ended
                                          December 30,
                                      1995           1994
Consolidated Net Sales:

    Metal Arts                           500              0
    Coating Technology           $   837,900    $   730,000
    Discontinued Operations                0        832,000
                                 -----------    -----------
                                 $   838,400    $ 1,562,000

Consolidated Net Income (Loss)

    Metal Arts                   $   (47,700)   $   (69,000)
    Coating Technology                34,400         35,000
    Discontinued Operations                0         (9,000)
                                 -----------    -----------
                                 $   (13,300)   $   (43,000)
                                 -----------    -----------

The Metal Arts Company, Inc.

The net sales for the Company for the six (6) months ended December 30, 1995 were $500 compared with -0- in the previous year. The Company showed a loss of $47,700 versus a loss of $69,000 the previous year.

Coating Technology, Inc.

Coating Technology's sales for the six (6) months ended December 30, 1995 were $837,900 as compared with $730,000 in the previous year. The Company showed a profit of $34,400 as compared with a profit of $35,000 in the previous year.

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

                          THE METAL ARTS COMPANY, INC.

Date: February 10, 1996                 Stanley J. Dahle
                                        -----------------
                                        Stanley J. Dahle
                                        President

Date: February 10, 1996                 Albert A. Cauwels
                                        -----------------
                                        Albert A. Cauwels
                                        Treasurer

                                      (12)