Form 10-Q
period 1996-03-31
METAL ARTS CO INC
filed 1996-05-15
CIK 320303

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549



                                 FORM 10-Q



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


    For Quarter Ended March 31, 1996      Commission File Number 0-9998


                       THE METAL ARTS COMPANY, INC.
          (Exact name of registrant as specified in its charter)



                  New York                         06-0945588
     (State or other jurisdiction of              (IRS Employer
      incorporation or organization)           Identification No.)


   1 American Center, Geneva, New York              14456-1188
  (Address of principal executive offices)          (Zip Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No ____

The number of shares of common stock, $.01 par value, outstanding at March 31, 1996 was 7,307,402.



                            Page 1 of 12 Pages
                        Exhibit Index is on Page 2

                       THE METAL ARTS COMPANY, INC.

                                I N D E X



Part I         Financial Information:

               Consolidated Condensed Balance Sheets,
               March 31, 1996 and June 30, 1995.                 4 and 5

               Consolidated Condensed Statements of
               Operations, three and nine months
               ended March 31, 1996 and 1995.                       6

               Consolidated Condensed Statement of
               Cash Flows, nine months ended
               March 31, 1996 and 1995.                             7

               Notes to Consolidated Condensed
               Financial Statements.                                9

               Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations.                                       10

Part II        Other Information                                    11




                                    (2)

                       PART I FINANCIAL INFORMATION


                                    (3)

                       THE METAL ARTS COMPANY, INC.

                   CONSOLIDATED CONDENSED BALANCE SHEET

                                (UNAUDITED)

                                  ASSETS


                                                      3/31/96      6/30/95
Current Assets:

     Cash                                           $  132,944  $   78,592
     Trade accounts receivable - net                   231,790     230,564
     Current portion of due from NYSERDA                25,725      80,730
     Due from former subsidiary - net                   15,000           0
     Current portion of deferred tax asset               7,100       7,100
     Prepaid expenses and other current assets          20,446       9,693
                                                    ----------  ----------
                                                       433,005     406,679


Property, Plant and Equipment                          882,466     828,150
     Less:     Accumulated depreciation               (349,155)   (288,032)
                                                    ----------  ----------
                                                       533,311     540,118

Other Assets:
     Due from NYSERDA, net of current portion           18,440       8,970
     Cash value - life insurance                         7,893       7,893
     Operating rights - net                             19,430      19,430
     Debt issuance costs - net                          21,243      21,243
     Deferred tax asset, net of current portion        180,700     180,700
     Other assets                                       29,966      17,955
                                                    ----------  ----------
                                                       277,672     256,191
                                                    ----------  ----------
                                                    $1,243,988  $1,202,988
                                                    ==========  ==========

                                    (4)

                       THE METAL ARTS COMPANY, INC.

                   CONSOLIDATED CONDENSED BALANCE SHEET

                               (UNAUDITED)

                                (Continued)

                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       3/31/96      6/30/95
Current Liabilities:

     Current portion of long-term debt              $    28,898   $   26,262
     Accounts payable - trade                           143,613      135,359
     Accrued expenses                                     6,057        9,528
     Accrued payroll and related taxes                   28,972       27,717
     Accrued commissions                                 34,269       34,970
                                                    -----------   ----------
                                                        241,809      233,836

Long-term Liabilities:

     Long-term debt, net of current portion             452,730      384,958
     Other long-term liability                          243,222      243,222
     Deferred tax liability                              18,000       18,000
                                                    -----------   ----------
                                                        713,952      646,180

Minority interest in subsidiary                         134,977      125,002

Stockholders' equity:

     Common stock - $.01 par value, 15,000,000
     shares authorized; issued and outstanding:
     7,307,402 at March 31, 1996 and June 30, 1995       73,074       73,074
     Paid-in capital in excess of par value           2,358,188    2,358,188
     Accumulated deficit                             (2,278,012)  (2,233,292)
                                                    -----------   ----------
                                                        153,250      197,970
                                                    -----------   ----------
                                                    $ 1,243,988  $ 1,202,988
                                                    ===========  ===========
                                    (5)

                        THE METAL ARTS COMPANY, INC.

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)

                               Three Months Ended         Nine Months Ended
                                   March 31,                   March 31,
                               1996         1995          1996          1995

Net Sales                  $  412,222    $  423,677   $ 1,250,596   $ 1,153,869

Cost of goods sold            363,545       388,772     1,091,504     1,031,523
                           ----------   -----------    ----------   -----------

Gross margin                   48,677        34,905       159,092       122,346

Selling, general and
 Administrative Expenses       86,494         5,291       204,643        94,538
 Research and Development     (19,094)       20,078       (36,049)       35,165
                           ----------   -----------    ----------   -----------

Operating income (loss)       (18,723)        9,536        (9,502)       (7,357)

Other income (expense)            728            45         1,974          (807)
Interest expense              (13,733)       (7,366)      (27,217)      (13,417)
Minority interest in
 Income of subsidiary             335       (15,156)       (9,975)      (25,700)
                           ----------   -----------    ----------   -----------
                              (12,670)      (22,477)      (35,218)      (39,924)
                           ----------   -----------    ----------   -----------

Income (loss) from
 continuing operations        (31,393)      (12,941)      (44,720)      (47,281)

Income (loss) from
 discontinued operations            0       (83,845)            0       (92,682)
                           ----------   -----------    ----------   -----------

Net income (loss) for
 the period                $  (31,393)  $   (96,786)   $  (44,720)  $  (139,963)
                           ==========   ===========    ==========   ===========

Weighted average number
 of common shares out-
 standing                   7,307,402     7,303,602     7,307,402     7,298,490
                           ==========   ===========    ==========   ===========

Earnings per share
 of common stock:
  Income (loss) from
   continuing operations   $     (.00)  $      (.00)   $     (.01)  $      (.01)
  Income (loss) from
   discontinued operations        .00          (.01)          .00          (.01)
                           ----------   -----------    ----------   -----------

    Net income (loss)
     for the period        $      .00   $      (.01)   $     (.01)  $      (.02)
                           ==========   ===========    ==========   ===========

                                     (6)

                       THE METAL ARTS COMPANY, INC.

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                (UNAUDITED)

                                                Nine Months Ended
                                                     March 31,
                                                 1996        1995
Cash flows from operating activities;

  Net income (loss) for the period           $ (44,720)  $(139,963)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    Operating Activities:

  Depreciation and amortization                 61,123      52,222
  Minority interest in income of subsidiary      9,975      25,700
  (Income) loss from discontinued operations         0      92,682
  Change in operating accounts:
        Accounts receivable                     44,309       1,286
        Prepaid expenses and other             (22,764)   (107,058)
        Accounts payable                         8,254      (9,638)
        Accrued expenses                        (3,471)        164
        Accrued payroll and commissions            554      (5,486)
                                             ---------   ---------
                                                53,260     (90,091)

Cash flows from investing activities:

     Advances to former subsidiary             (15,000)     (6,140)
     Capital expenditures                      (54,316)    (86,864)
                                             ---------   ---------
                                               (69,316)    (80,724)

Cash flows from financing activities:

     Exercise of stock warrants                      0      13,800
     Sale of debentures                              0     250,000
     Payments on long-term debt                (29,592)    (19,555)
     Proceeds from long-term debt              100,000           0
                                             ---------   ---------
                                                70,408     244,245
                                             ---------   ---------

Net increase (decrease) in cash                 54,352      73,430

Cash at beginning of period                     78,592      13,349
                                             ---------   ---------

Cash at end of period                        $ 132,944   $  86,779
                                             =========   =========


                                    (7)

                                                          Nine Months Ended
                                                               March 31,
                                                          1996          1995
Supplemental cash flow information:


     Cash paid for interest expense                      $  27,217   $  13,417
                                                         =========   =========

Supplemental schedule of non-cash financing activities:

     Sale of debentures                                  $       0   $ 275,000
     Payment of liabilities                                      0     (25,000)
                                                         ---------   ---------
     Cash received from sale of debentures               $       0   $ 250,000
                                                         =========   =========





                                    (8)

                       THE METAL ARTS COMPANY, INC.


           Notes to Consolidated Condensed Financial Statements

1. These statements should be read in conjunction with the audited financial statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the fiscal year ended June 30, 1995. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments of a normal recurring nature necessary for the fair presentation of the Company's financial position as of March 31, 1996 and the results of operations for the nine months ended March 31, 1996 and 1995.

2. The results of operations for the nine months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

3. Earnings (loss) per share of common stock is computed on the weighted average number of shares outstanding during the nine months ended March 31, 1996 and 1995. The weighted average number of shares outstanding at the end of each period is determined by totaling the number of shares outstanding at the end of each month in the period and dividing the sum by the number of months in the period.


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


During the quarter ended March 31, 1996 the company received a third payment of $31,800 as a part of NYSERDA's funding program. The first payment of $80,700 was received in the first quarter. This brings the total received to date of $140,000.

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

Through the first nine months of fiscal year 1996, Coating Technology operated profitably with sufficient resources to sustain operations. As part of an on-going upgrading of operating and laboratory measuring equipment, the Company increased its working capital line by $100,000.

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


                                   (10)

Legal Proceedings

In June, 1995, a former subsidiary of the Registrant, Bastian Company, Inc. ("Bastian"), was indicted in Ontario County Court, New York, on a twenty-four count indictment alleging unlawful possession of acute hazardous wastes in violation of the New York State Environmental Conservation Law, falsification of business records in violation of the New York State Penal Law, and violating requirements imposed in an approved pretreatment program in violation of the New york State Environmental Conservation Law. At the same time, two of Bastian's officers and directors, Albert A. Cauwels ("Cauwels") and Stanley J. Dahle ("Dahle"), and a non-officer employee, were indicted on separate indictments on similar charges.

On April 2, 1996, Bastian pleaded guilty to two counts of the indictment, Count One, a felony involving possession of acute hazardous wastes at a place other than the site of generation, and Count Twenty-four, a felony of knowingly violating a requirement imposed in an approved pretreatment program, with the balance of the indictment being withdrawn and dismissed. Bastian agreed to pay a forfeiture of $20,000 at the date of sentencing, further agreed to remove certain drums containing hazardous waste from the Bastian premises within sixty days of the date of sentencing, and also agreed to enter into a compliance and audit plan on consent of the New York State Department of Environmental Conservation and to appoint a corporate officer as an environmental compliance officer.

The Bastian plea of guilty was qualified to the extent that it was made and accepted under the statement that no actions or other conduct on the part of Bastian, or on the part of any of the other individual defendants resulted in emitting wastes, hazardous wastes or "pollutants" into the environment.

Also on April 2, 1996, Cauwels and Dahle each entered pleas of guilty. Cauwels pleaded guilty to three misdemeanors on counts of unauthorized possession of hazardous wastes, violating federal and state approved pretreatment standards, and falsifying business records. Dahle pleaded guilty to two misdemeanors on counts of unauthorized possession of hazardous wastes and violating pretreatment standards. Cauwels and Dahle each agreed to make a voluntary $5,000 contribution to the Geneva, New York, Wastewater Treatment Plant at the time of sentencing, and the Court will impose a conditional discharge on the misdemeanor pleas so long as each of Cauwels and Dahle pay total fines of $20,000 within one year of sentencing. Cauwels and Dahle also agree to perform 100 hours of community service.


                                   (10A)

                       The Metal Arts Company, Inc.

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operation

B.     RESULTS OF OPERATIONS:

The following table illustrates the major components of consolidated net sales and net income (loss).

                                                  Nine Months Ended
                                                      March 31,
                                                1996           1995
Consolidated Net Sales:

    Metal Arts                                      500              0
    Coating Technology                       $1,250,000     $1,154,000
    Discontinued Operations                           0      1,139,000
                                             ----------     ----------
                                             $1,250,000     $2,293,000

Consolidated Net Income (Loss)
    Metal Arts                               $  (77,700)    $ (133,000)
    Coating Technology                           33,000         86,000
    Discontinued Operations                           0        (93,000)
                                             ----------     ----------
                                             $  (44,700)    $ (140,000)
                                             ----------     ----------


The Metal Arts Company, Inc.

The net sales for the Company for the nine (9) months ended March 31, 1996 were $500 compared with -0- in the previous year. The Company showed a loss of $77,700 versus a loss of $133,000 the previous year.

Coating Technology, Inc.
Coating Technology's sales for the nine (9) months ended March 31, 1996 were $1,250,000 as compared with $1,154,000 in the previous year. The Company showed a profit of $33,000 as compared with a profit of $86,000 in the previous year.


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


                       THE METAL ARTS COMPANY, INC.


Date:  May 9, 1996                            Stanley J. Dahle
                                              ------------------
                                              Stanley J. Dahle
                                              President





Date:  May 9, 1996                            Albert A. Cauwels
                                              ------------------
                                              Albert A. Cauwels
                                              Secretary



                                   (12)