Form 10-K
period 1996-06-30
METAL ARTS CO INC
filed 1996-11-04
CIK 320303

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

     (Mark One)

     (X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

     For the fiscal year ended 6/30/96 or

     ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

     For the transition period from ________ to ________

     Commission file number 0-9998

                          THE METAL ARTS COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                        06-0945588
-------------------------------                        -------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)

  1 American Center, Geneva, New York                     14456-1188
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

                                 (315) 789-2200
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
      Title of Each Class                            on Which Registered
      -------------------                            -------------------
             NONE
      -------------------                            -------------------

      -------------------                            -------------------

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of Class)



--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) $2,121,275 (4,242,551 at $.50 Per share)

     Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

                   APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
                   BANKRUPTCY PROCEEDINGS DURING THE PRECEDING
                                   FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes |_| No |_|

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                        7,307,402 Shares of Common Stock
                            Par Value $.01 per Share

                         Exhibit Page Appears on Page 43

                                     PART I

                                Item 1. Business


History of the Company and Recent Developments

      Metal Arts Company, Inc. established in 1913 ("Metal Arts" or the "Company"), has operated as a holding company. Except where specific reference is made in this Part I to the individual operations of Metal Arts or its 70 percent owned subsidiary, Coating Technology, Inc. references in the Part I to the "Company" are intended to be a reference to the collective operations of Metal Arts and Coating Technology. Coating Technology engages in contract electroless nickel, aluminum anodizing, electroless nickel and gold plating of circuit boards and other surface coating and enhancement operations.

      Metal Arts had outstanding liabilities of $1,128,587 as of the close of Fiscal 1996. A detailed description of these liabilities is set forth in the Financial Statements and Supplementary Data annexed as Item 8 to this Form 10-K. Specific reference is made to Notes 1 and 5 of these Financial Statements for information concerning specific liabilities.

      On June 30, 1994, the company undertook to offer twenty(20) of its $25,000 Principal Amount 8% Convertible Subordinated Debentures due June 30, 1999 ( the "Debentures"). The Debentures are convertible into common stock of the company at $.75 through June 30, 1996, $.95 per share from July 1, 1996 through June 30, 1988 and $1.25 per share thereafter, and grant the holder a warrant to purchase an equal number of common shares at $.85. As of September 30, 1994, eleven (11) Debentures had been subscribed for a total of $275,000. The Debentures were offered and issued under Section 4.2 of the Securities Act of 1993 and the rules and regulations thereunder.

      The proceeds from the Debenture were used to acquire a new Patent Pending Technology for the plating of electroless nickel on aluminum from Richard Feagins and LeKem, Inc. and to commercialize that technology, initially to the Computer Hard Disk and Aluminum Automobile Wheel Markets. The Company's proprietary specialty chemicals consist of a patent-pending non-zincate aluminum activator solution used in conjunction with a proprietary electroless-nickel bath for plating on aluminum. Both the products and process are proprietary, rendering a smoother surface with enhanced corrosion protection while reducing plating and waste treatment costs. While conducting lab and pilot line trials, marketing efforts to the computer memory disk and aluminum wheel markets were undertaken and continue now. If successful in the U.S., it is the company's intention to market the technology or license it internationally.

     The technology was acquired for $50,000 cash, which was paid as of September 30, 1995. In addition, the seller will receive 100,000 shares of Metal Arts common stock and an additional 100,000 shares of Metal Arts common stock upon the issuance of a patent.

      As a result of this acquisition, Metal Arts will become an operating company, marketing its proprietary specialty chemicals to end users nationally.

      Compliance with environmental laws and regulations has a material and on-going impact on the company. The company must comply and the costs are both capital and operational. It has a positive impact in that certain companies that cannot comply are at a disadvantage, operationally. It has a negative impact in that the costs of compliance affects capital resources and cash flow. During the fiscal year 1996, Coating Technology committed to spend approximately $10,000 on improvements to its waste treatment system and additional amounts out of operations on various compliance requirements. As new technologies and methods are available to the company, additional capital and operational costs will be incurred to comply with and/or reduce on-going expenses of waste treatment.

The Company's Markets

      During the past three fiscal years all of the company's sales were attributable to the operations of Coating Technology. Coating Technology provides surface coating services for various regional industries.

                                             Fiscal Years (Ending June 30)
                                      ------------------------------------------
                                         1996           1995             1994
                                         ----           ----             ----

Metal Arts                            $               $               $
                                      ----------      ----------      ----------

Coating Technology                     1,630,000       1,573,000       1,259,000
                                      ----------      ----------      ----------
                                      $1,630,000      $1,573,000      $1,259,000
                                      ----------      ----------      ----------

The Company's Products

      Metal Arts is entering the Specialty chemical business, marketing its new process for plating electroless nickel on aluminum. The process consists of a patent pending non-zincate activator and a proprietary high-phosphorus electroless nickel formulation, initially to manufacturers of computer hard disks and aluminum wheels. Coating Technology is engaged in contract electroless and brite nickel and aluminum anodizing operations. Coating Technology services the office products industry through large, medium and small metal fabricating companies who in turn supply subassemblies and individual component parts to major office product manufacturers such as Xerox, Kodak, IBM, Cannon and others. In addition, Coating Technology provides electroless nickel and gold plating for the circuit board industry. It also provides other surface finishes to various contract customers.

Manufacturing Operations


      Metal Arts' specialty chemical mixing operations will initially be conducted with existing equipment at Coating Technology and LeKem, Inc., whose facilities are adjacent to each other in the same building.

Surface Coating Operations

      Coating Technology engages in the Surface Coatings and Enhancements business. It is a leading regional Electroless Nickel Plater, a plating technique that deposits nickel on metal without the use of an applied electrical current. The process is used to prevent corrosion, enhance smoothness and improve overall surface quality on various metals including aluminum, copper and steel. As a result of its acquisition of the Aluminum Anodizing assets it is now a leading regional anodizer. All surface finishing operations are conducted at its facility at 1600 N. Clinton Ave Rochester, NY.

Compliance with Governmental Regulations

      The company believes that its present operations are in compliance with the current requirements of OSHA, EPA and all applicable local and state regulations, utilizing an up-to-date waste treatment system.

Competition

      Metal Arts will be competing initially in the computer memory disk and aluminum wheel markets where established, substantially larger companies dominate. There are approximately 10 companies that sell plating chemicals to these markets. Metal Arts will compete on the basis of an improved technology that will save its potential customers material, labor and waste treatment costs.

      Coating Technology competes with several regional plating firms including two that are larger and several of the same or smaller size. The company competes on the basis of superior service and, in certain instances, on the basis of proprietary technology or equipment.

Customers

      During the fiscal year ended June 30, 1996, Coating Technology had two customers which accounted for 21 percent of its sales, one of which accounted for 13% of its sales.

Inventory Requirements

      Coating Technology does not maintain an inventory other than its normal chemical plating and surface finishing solutions which are sourced as needed and are readily available.

Sources of Raw Materials


      Metal Arts will be able to source all components for its proprietary electroless nickel process, readily, from multiple sources at competitive prices. The company can accommodate raw material requirements out of current working capital during the initial stages of commercialization. It will be necessary to enhance its working capital either out of cash flow or other external means if sales increase substantially. Coating Technology sources its raw materials on regular trade terms and has the working capital required to sustain current operations and continue to grow at its current rate. There are no rights of return, or extended payment terms for Coating Technology, nor are any anticipated for Metal Arts. Coating Technology sources all chemicals and related supplies from local and national companies at competitive prices.

Employees

The company employs one executive in its Metal Arts operations and 25 in its Coating Technology operations none of whom are union members.

                               Item 2. Properties

      Coating Technology leases approximately 22,000 square feet at an initial rental of $2.95 per square foot escalating to $4.95 by the end of the first five year term on September 1, 1996. Both are "gross" leases with responsibility for payment of utilities. The company is currently renting its space on a month-to month basis.

      The plant includes surface finishing machinery and equipment which the company believes are adequate to satisfy the requirements of Metal Arts' and Coating Technology's present and proposed future businesses.

                            Item 3. Legal Proceedings

      There are no legal proceedings at the present time.

           Item 4. Submission of Matters to a Vote of Security Holders

     During the fiscal year ended June 30, 1996 no annual meeting was held and no shareholder votes took place. It is anticipated that the next annual meeting will take place in the next few months.

                                     PART II

                  Item 5.  Market for Registrant's Common Shares
                           and related Stockholder Matters

      The common shares of Metal Arts have been traded in the over-the-counter market since its initial public offering on January 22, 1981, and are now traded on the NASDAQ "Bulletin Board" under the symbol MTRT.

      The following table sets forth, for the calendar quarters indicated, the range of high and low bid quotations on the NASDAQ National Market System, as reported by the National Quotation Bureau, Inc.

Fiscal Year Ended June 30, 1995

First Quarter (July - September 1994)           3/4         5/8
Second Quarter (October - December 1994)        3/4         5/8
Third Quarter (January - March 1995)            3/4         1/2
Fourth Quarter (April - June 1995)              1/2         1/4

Fiscal Year Ended June 30, 1996

First Quarter (July - September 1995            1/2         3/8
Second Quarter (October - December 1995)        1/4         1/8
Third Quarter (January - March 1996)            1/4         1/8
Fourth Quarter (April - June 1996)              9/16        5/16

Fiscal Year Ended June 30, 1997

First Quarter (July - September 1996)           9/16        5/16

      For a recent reported quotation for the company's common shares, see the cover page of this Form 10-K. The quotations listed above reflect inter-dealer prices, without retail markup, markdown, or commissions and may not necessarily represent actual transactions.

      To date, the company has not paid a dividend on its common shares. The payment of future dividends is subject to the company's earnings and financial position and such other factors, including contractual restrictions, as the Board of Directors may deem relevant and it is unlikely that dividends will be paid in the foreseeable future.

      As of October 1, 1996, there were approximately 980 holders of record of the common shares of Metal Arts, approximately 20 holders of record of warrants issued (and extended to December 30, 1996) as part of the 1988 Private Placement (23,000 have been exercised and 552,000 are left), one holder of record of options issued pursuant to the Incentive Stock Option Plan of Metal Arts and eleven holders of record of the June 30, 1994 Debentures which are potentially convertible into a total of 366,663 common shares of the company.

      In June, 1995, the Board of Directors of The Metal Arts Company, Inc. (the "Company"), voted to distribute to the Company's shareholders, pro rata, the Company's holdings of the common shares of its then subsidiary, Bastian Company, Inc. ("Bastian"). As of June, 1995, the Company held approximately 356,000 of the then outstanding 400,000 common shares of Bastian, or approximately 89% of the then issued and outstanding common shares of Bastian. Bastian has advised the Company that Bastian believes it has an aggregate of approximately 260 holders of its common shares. The Company has approximately 980 holders of its own common shares. The Company's management believes that the value of the Bastian common shares then owned by the Company, both as of the date of the decision to distribute those shares, and as of the date of this Report, was negligible both in the aggregate and on a per share basis.

      Bastian has advised the Company that Bastian has not filed a registration statement with the Securities and Exchange Commission to register the Bastian common shares pursuant to The Securities Exchange Act of 1934, as amended (the "1934 Act"), and has not taken any other steps to comply with federal or state securities statutes. As such, since the Company believes that such registration under the 1934 Act, and other actions under federal and state securities statutes, may be required prior to the time that the Bastian common shares are distributed to the Company's shareholders, the Company has not completed the pro rata distribution of the Bastian common shares which was declared in June 1995. Management of the Company is unable to determine when, or if Bastian will register the Bastian common shares pursuant to the 1934 Act, but will further advise the Company's shareholders at the time that any further determination is made with regard to the distribution of the Bastian common shares.

      At this time, management of the Company believes that all of the Company's shareholders have a right to receive their pro rata distribution of the Bastian common shares, subject, however, to the completion of the necessary 1934 Act registration being filed and becoming effective and certain other securities requirements being fulfilled.

                            Item 6. Selected Financial Data

                            June 30,       June 30,       June 30,      June 30,      June 30,
                              1996          1995            1994          1993          1992
                              ----          ----            ----          ----          ----
Results of operations:

Net sales                 $ 1,629,538    $ 1,573,276    $ 1,258,500   $ 1,164,892   $   992,526
Income (loss) before
   cumulative effect of
   accounting changes     $  (147,294)   $  (400,722)   $   131,318   $   249,734   $    83,110
Cumulative effect of
   accounting change      $         -    $         -    $   176,400   $         -   $         -
Net income (loss)         $  (147,294)   $  (400,722)   $   307,718   $   249,734   $    83,110
Per share:
   Income (loss)
   before cumulative
   effect of accounting
   change                 $      (.02)   $      (.05)   $       .02   $       .04   $       .01
Cumulative effect of
   accounting change      $         -    $         -    $       .03   $         -   $         -
Net income (loss)         $      (.02)   $      (.05)   $       .05   $       .04   $       .01
Weighted average number
    of common shares
    outstanding             7,307,402      7,294,002      6,766,352     6,187,602     6,110,602

Cash dividends paid per common share - No dividends have been paid in the past.

                            June 30,       June 30,       June 30,      June 30,      June 30,
                              1996           1995           1994          1993          1992
                              ----           ----           ----          ----          ----
Balance sheet data:
    Total assets          $ 1,179,263    $ 1,202,988    $ 1,009,783   $   611,636   $   583,415
    Total liabilities     $ 1,128,587    $ 1,005,018    $   966,673   $   957,344   $ 1,185,307
    Long-term
        obligations       $   660,168    $   646,180    $   588,341   $   673,946   $   867,291
    Minority interest     $   129,898    $   125,002    $    99,406   $    77,902   $    68,335
    Working capital
        (deficiency)      $    59,777    $   172,843    $    54,156   $    29,457   $   (15,251)
    Shareholders' equity
        (deficiency)      $    50,676    $   197,970    $    43,110   $  (345,708)  $  (601,892)

                                          -8-

The following table illustrates the major components of consolidated net sales and net income (loss):

                                          1996           1995           1994
                                          ----           ----           ----
CONSOLIDATED NET SALES:

    Metal Arts                        $      --      $      --      $      --
    Coating Technology                  1,630,000      1,573,000      1,259,000
                                      -----------    -----------    -----------

                                      $ 1,630,000    $ 1,573,000    $ 1,259,000
                                      ===========    ===========    ===========

CONSOLIDATED NET INCOME (LOSS):

    Metal Arts                        $  (158,719)   $  (206,584)   $   169,672
    Coating Technology                     16,321         85,319         71,682
    Minority Interest                      (4,896)       (25,596)       (21,504)
    Discontinued Operations                  --         (253,861)        87,868
                                      -----------    -----------    -----------

                                      $  (147,294)   $  (400,722)   $   307,718
                                      ===========    ===========    ===========

            Item 7. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

      The following Management Discussion and Analysis should be read in conjunction with this entire Form 10-K 1996 Annual Report. Except where specific reference is made in this Item 7 to the individual operations of Metal Arts or its 70 percent owned subsidiary, Coating Technology, references in this Item 7 to the "Company" are intended to be a reference to the joint operations of all of Metal Arts, and Coating Technology.

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

New York State Energy Research and Development Authority Funding

      The company signed an agreement with the New York State Energy Research and Development Authority (NYSERDA) dated June 22, 1995 for funding of $325,000 for its new technology. This was done as a part of NYSERDA's Industrial Waste Minimization Program. The purpose of the funding is to provide money for the completion of research and development, test trials, commercial demonstrations and commercialization of the technology. To date the company has received a total of $165,000 on this contract.

Operating Activities

      Over the past three fiscal years Coating Technology has shown steady growth in sales and earnings. Cash flow, along with term loans from the company's commercial bank, was adequate to provide for the acquisition of capital equipment and provide the working capital necessary to run the business. There was a significant increase in cash generated during the fiscal year 1996 over 1995 and 1994 as well as the cash balance at the end of the year. In addition, all relevant measures relating to: Debt to Equity; current ratio; working capital; and net worth increased.

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

                         Item 8.  Financial Statements and
                                Supplementary Data

                      INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Independent Auditors' Report ..........................................  1

Consolidated Balance Sheets at June 30, 1996 and 1995 .................  2 - 3

Consolidated Statements of Income (Loss) for the years
     ended June 30, 1996, 1995 and 1994 ...............................  4 - 5

Consolidated Statements of Changes In Stockholders'
     Equity (Deficiency) for the years ended
          June 30, 1996, 1995 and 1994  ...............................  6 - 7

Consolidated Statements of Cash Flows for the years
     ended June 30, 1996, 1995 and 1994   .............................  8 - 9

Notes to Consolidated Financial Statements ............................ 10 - 19

Financial Schedules:

   II  -  Amounts Receivable from Related Parties and
               Underwriters, Promoters, and Employees
                   Other Than Related Parties  ........................  20

    V  -  Property, Plant and Equipment  ..............................  21

   VI  -  Accumulated Depreciation and Amortization of
              Property, Plant and Equipment  ..........................  22

  VII  -  Valuation and Qualifying Accounts and Reserves ..............  23

    X  -  Supplementary Income Statement Information ..................  24


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

CHAPMAN, COLLINS, AGOSTINELLI & SHAW, P.C.            A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS

1100 Midtown Tower                                            (716) 232-2060
Rochester, New York  14604                                    (716) 454-7389 Fax





                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
The Metal Arts Company, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Metal Arts Company, Inc. and Subsidiaries as of June 30, 1996 and 1995, and the related consolidated financial statements listed in the accompanying index for each of the years in the three-year period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Notes 1 and 2 to the financial statements, the Company has elected not to consolidate its Bastian and Ocean State subsidiaries as required by generally accepted accounting principals.

In our opinion, except for the effects of not consolidating its Bastian and Ocean State subsidiaries as discussed in the preceding paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Metal Arts Company, Inc. and Subsidiaries as of June 30, 1996 and 1995, and the results of their operations, changes in their stockholders' equity (deficiency) and their cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 11 to the financial statements, the Company changed its method of accounting for income taxes in 1994.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial schedules listed in the accompanying index are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                    Chapman, Collins, Agostinelli & Shaw, P.C.
August 30, 1996

                 THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES                 2
                  ---------------------------------------------

                           Consolidated Balance Sheets
                             June 30, 1996 and 1995



                                     ASSETS


Current assets:                                                     1996         1995
                                                                    ----         ----
    Cash                                                        $  112,215   $   78,592
    Accounts receivable, trade - less allowance for
        uncollectible accounts of $10,000 in 1996
        and $4,000 1995 (Notes 5 and 10)                           207,596      230,564
    Due from NYSERDA, current portion (Note 3)                      25,768       80,730
    Due from unconsolidated subsidiary, less allowance for
        uncollectible amount of $100,000 in 1996
        and 1995 (Note 1)                                            9,000         --
    Prepaid expenses and other current assets                       29,519        9,693
    Deferred tax asset - less valuation allowance
        of $35,000 in 1996 and $16,900 in 1995
        (Notes 2 and 11)                                            14,200        7,100
                                                                ----------   ----------
                                                                   398,298      406,679
                                                                ----------   ----------


Property, plant and equipment (Notes 2, 4 and 5)                   884,157      828,150
    Less:  Accumulated depreciation and amortization               375,890      288,032
                                                                ----------   ----------
                                                                   508,267      540,118
                                                                ----------   ----------

Other assets:

    Due from NYSERDA, net of current portion (Note 3)               21,303        8,970
    Cash value of life insurance                                     7,893        7,893
    Operating rights, net of accumulated amortization of
        $2,010 in 1996 and $670 in 1995 (Notes 2 and 8)             18,090       19,430
    Debt issuance costs, net of accumulated amortization of
        $10,620 in 1996 and $5,310 in 1995 (Note 2)                 15,933       21,243
    Other assets                                                    30,479       17,955
    Deferred tax asset - less valuation allowance of $557,500
        in 1996 and $529,400 in 1995 (Notes 2 and 11)              179,000      180,700
                                                                ----------   ----------
                                                                   272,698      256,191

                                                                ----------   ----------

                                                                $1,179,263   $1,202,988
                                                                ==========   ==========

See accompanying notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:                                               1996           1995
                                                                   ----           ----
    Current portion of long-term debt (Note 5)                $    66,679    $    26,262
    Accounts payable, trade                                       208,213        135,359
    Accrued expenses                                                9,412          9,528
    Accrued payroll and related taxes                              19,725         27,717
    Accrued commissions                                            34,492         34,970
                                                              -----------    -----------
                                                                  338,521        233,836
                                                              -----------    -----------

Long-term liabilities:

    Long-term debt, net of current portion (Note 5)               404,946        384,958
    Other long-term liability (Note 6)                            243,222        243,222
    Deferred tax liability (Notes 2 and 11)                        12,000         18,000
                                                              -----------    -----------
                                                                  660,168        646,180
                                                              -----------    -----------

Minority interest in subsidiaries (Note 9)                        129,898        125,002
                                                              -----------    -----------

Commitments and contingencies (Notes 12 and 13)

Stockholders' equity (Notes 3, 5, 7 and 8):

    Common stock - $.01 par value, 15,000,000 shares
        authorized; 7,307,402 shares issued and outstanding        73,074         73,074
    Paid-in capital in excess of par value                      2,358,188      2,358,188
    Accumulated deficit                                        (2,380,586)    (2,233,292)
                                                              -----------    -----------
                                                                   50,676        197,970
                                                              -----------    -----------



                                                              $ 1,179,263    $ 1,202,988
                                                              ===========    ===========

                 THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES                 4

                    Consolidated Statements Of Income (Loss)
                For The Years Ended June 30, 1996, 1995 and 1994

                                                           1996           1995           1994
                                                           ----           ----           ----
Net sales (Note 10)                                    $ 1,629,538    $ 1,573,276    $ 1,258,500

Cost of goods sold                                       1,377,353      1,240,208      1,000,248
                                                       -----------    -----------    -----------

Gross profit                                               252,185        333,068        258,252
                                                       -----------    -----------    -----------

Selling, general and administrative expenses               334,440        284,496        184,027
Research and development                                    28,209         28,280           --
                                                       -----------    -----------    -----------
                                                           362,649        312,776        184,027
                                                       -----------    -----------    -----------

Income (loss) from operations                             (110,464)        20,292         74,225
                                                       -----------    -----------    -----------

Other income (expense):
    Allowance for uncollectible advances to
        unconsolidated subsidiary (Note 1)                    --         (100,000)          --
    Allowance for uncollectible accounts                    (6,000)          --             --
    Interest expense                                       (38,547)       (29,292)        (9,650)
    Interest income                                          2,813          2,535              3
    Minority interest in income of subsidiary
         (Note 9)                                           (4,896)       (25,596)       (21,504)
    Other income                                              --             --            2,428
                                                       -----------    -----------    -----------
                                                           (46,630)      (152,353)       (28,723)
                                                       -----------    -----------    -----------

Income (loss) before income taxes                         (157,094)      (132,061)        45,502

Provision for income taxes (Note 11)                        (9,800)        14,800          2,052
                                                       -----------    -----------    -----------

Income (loss) from continuing operations                  (147,294)      (146,861)        43,450

Income (loss) from discontinued operations (net of
    income taxes of $732 in 1995 and $748 in 1994)
    (Note 1)                                                  --         (253,861)        87,868
                                                       -----------    -----------    -----------


Income (loss) before cumulative effect of accounting
    change                                                (147,294)      (400,722)       131,318

Cumulative effect on prior years of change in
    method of accounting (Note 11)                            --             --          176,400
                                                       -----------    -----------    -----------

Net income (loss) for the year                         $  (147,294)   $  (400,722)   $   307,718
                                                       ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

Earnings per share of common stock (Note 2):
    Income (loss) from continuing operations           $      (.02)   $      (.02)   $       .01
    Income (loss) from discontinued operations                --             (.03)           .01
                                                       -----------    -----------    -----------
    Income (loss) before cumulative effect of
        accounting change                                     (.02)          (.05)           .02
    Cumulative effect of accounting change                    --             --              .03
                                                       -----------    -----------    -----------

    Net income (loss)                                  $      (.02)   $      (.05)   $       .05
                                                       ===========    ===========    ===========

                 THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES                 6

     Consolidated Statements Of Changes In Stockholders' Equity (Deficiency)
                For The Years Ended June 30, 1996, 1995 And 1994



                                                            Common Stock
                                                       ---------------------
                                                         Number
                                                           Of
                                                         Shares      Amount
                                                         ------      ------


Balance June 30, 1993                                  6,252,102   $  67,521

Reissuance of treasury stock                             500,000        --

Exercise of stock options                                435,000       4,350

Shares issued in payment of expenses and liabilities      33,500         335

Shares issued to purchase equipment                       60,000         600

Net income for the year                                     --          --
                                                       ---------   ---------

Balance June 30, 1994                                  7,280,602      72,806

Exercise of warrants                                      23,000         230

Shares issued in payment of expenses                       3,800          38

Property dividend (Note 1)                                  --          --

Net loss for the year                                       --          --
                                                       ---------   ---------

Balance June 30, 1995                                  7,307,402      73,074

Net loss for the year                                       --          --
                                                       ---------   ---------

Balance June 30, 1996                                  7,307,402   $  73,074
                                                       =========   =========


See accompanying notes to consolidated financial statements.

                                                      Paid-In                                        Total
                                                    Capital In                                   Stockholders'
                                                     Excess Of       Treasury     Accumulated       Equity
                                                     Par Value        Stock         Deficit      (Deficiency)
                                                     ---------        -----         -------      ------------
Balance June 30, 1993                               $ 2,291,561   $   (25,000)   $(2,679,790)   $  (345,708)

Reissuance of treasury stock                               --          25,000           --           25,000

Exercise of stock options                                21,750          --             --           26,100

Shares issued in payment of expenses and liabilities      9,665          --             --           10,000

Shares issued to purchase equipment                      19,400          --             --           20,000

Net income for the year                                    --            --          307,718        307,718
                                                    -----------   -----------    -----------    -----------

Balance June 30, 1994                                 2,342,376          --       (2,372,072)        43,110

Exercise of warrants                                     13,570          --             --           13,800

Shares issued in payment of expenses                      2,242          --             --            2,280

Property dividend (Note 1)                                 --            --          539,502        539,502

Net loss for the year                                      --            --         (400,722)      (400,722)
                                                    -----------   -----------    -----------    -----------

Balance June 30, 1995                                 2,358,188          --       (2,233,292)       197,970

Net loss for the year                                      --            --         (147,294)      (147,294)
                                                    -----------   -----------    -----------    -----------

Balance June 30, 1996                               $ 2,358,188   $      --      $(2,380,586)   $    50,676
                                                    ===========   ===========    ===========    ===========

                 THE METAL ARTS COMPANY, INC AND SUBSIDIARIES                  8

                      Consolidated Statements Of Cash Flows
                For The Years Ended June 30, 1996, 1995 And 1994

                                                                1996         1995         1994
                                                                ----         ----         ----
Cash flows from operating activities:

    Net income (loss) for the year                           $(147,294)   $(400,722)   $ 307,718
    Adjustments to reconcile net income (loss) to net
        cash provided by (used for) operating activities:

    Rent expense offset against advances to unconsolidated
        subsidiary                                               6,000         --           --
    Bad debt expense                                             6,000         --          5,992
    Allowance for uncollectible advances to unconsolidated
        subsidiary                                                --        100,000         --
    Stock issued in payment of expenses                           --          2,280        3,900
    Depreciation and amortization                               94,508       82,405       60,324
    Deferred income taxes                                      (11,400)      (5,400)      (9,100)
    Minority interest in income of
        subsidiary                                               4,896       25,596       21,504
    (Income) loss from discontinued operations                    --        253,861      (87,868)
    Cumulative effect of accounting change                        --           --       (176,400)
    Change in operating accounts:
        Accounts receivable                                     59,597      (38,606)     (78,417)
        Prepaid expenses                                       (19,826)      (3,118)       3,455
        Other assets                                           (12,524)     (41,618)      (8,877)
        Accounts payable                                        72,854      (18,492)      73,272
        Accrued expenses                                          (116)       1,227        8,301
        Accrued payroll and related taxes                       (7,992)       7,819        9,192
        Accrued commissions                                       (478)      (4,394)      (2,374)
                                                             ---------    ---------    ---------
    Net cash provided by (used for) operating activities        44,225      (39,162)     130,622
                                                             ---------    ---------    ---------

Cash flows from investing activities:

    Advances to unconsolidated subsidiary                      (15,000)      (8,858)     (57,263)
    Change in cash value of life insurance                        --           --         (2,393)
    Capital expenditures                                       (56,007)    (118,025)     (90,887)
                                                             ---------    ---------    ---------
    Net cash used for investing activities                     (71,007)    (126,883)    (150,543)
                                                             ---------    ---------    ---------

Cash flows from financing activities:

    Issuance of common stock                                      --         13,800        1,500

    Proceeds from long-term debt                               100,000      250,000       50,000
    Payments on long-term debt                                 (39,595)     (32,512)     (29,285)
                                                             ---------    ---------    ---------
    Net cash provided by financing activities                   60,405      231,288       22,215
                                                             ---------    ---------    ---------

See accompanying notes to consolidated financial statements.

                                                       1996        1995          1994
                                                       ----        ----          ----
Net increase in cash                                   33,623      65,243        2,294

Cash at beginning of year                              78,592      13,349       11,055
                                                    ---------   ---------    ---------

Cash at end of year                                 $ 112,215   $  78,592    $  13,349
                                                    =========   =========    =========


Supplemental disclosure of cash flow information:

    Cash paid during the year for:

        Interest                                    $  37,458   $  22,019    $   9,609
                                                    =========   =========    =========

        Income taxes                                $  29,209   $  24,520    $     517
                                                    =========   =========    =========


Supplemental schedule of non-cash investing and financing activities:

    Capital expenditures:

        Acquisition of equipment                    $  56,007   $ 118,025    $ 190,887
        Long-term debt incurred                          --          --        (80,000)
        Issuance of Metal Arts Company, Inc.
           common stock                                  --          --        (20,000)
                                                    ---------   ---------    ---------

        Cash paid to acquire equipment              $  56,007   $ 118,025    $  90,887
                                                    =========   =========    =========

    Issuance of common stock:

        Value of stock issued                       $    --     $  16,080    $  81,100
        Payment of liabilities                           --          --        (49,450)
        Payment of expenses                              --        (2,280)      (3,900)
        Payment of capital expenditures                  --          --        (20,000)
        Stock subscription receivable                    --          --         (6,250)
                                                    ---------   ---------    ---------


        Cash received from issuance of
           common stock                             $    --     $  13,800    $   1,500
                                                    =========   =========    =========

                THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES                 10

                   Notes To Consolidated Financial Statements
                          June 30, 1996, 1995 And 1994

1.  Business Description

    The Company and its 70% owned subsidiary, Coating Technology, Inc., are primarily engaged in the surface coatings and enhancements business. Customers, substantially all of whom are manufacturers, are located primarily in Western, New York.

    Prior to June 30, 1995, the Company owned 89% of The Bastian Company, Inc. (Bastian) and 100% of Ocean State Enameling, Inc. (Ocean State). On June 7, 1995, the Company's Board of Directors approved the sale of the Company's interest in Ocean State at its original investment amount of $500 to Bastian. In addition, the spin-off of Bastian, in the form of a stock dividend to the Company's stockholders of record as of June 30, 1995, was approved. As of August 30, 1996, Bastian has not filed a registration statement with the Securities and Exchange Commission to register the Bastian common shares pursuant to the Securities Exchange Act of 1934. Therefore, the Company has not completed the pro rata distribution of the Bastian common shares and, as such, Bastian and Ocean State are still technically subsidiaries of the Company.

    The Company has recorded the spin-out as though it has been formally consumated. Accordingly, retained earnings was increased by $539,502 in 1995, representing the carrying value of the investment on June 30, 1995. (See Note 2)

    Following is a summary of consolidated net liabilities and consolidated results of operations of The Bastian Company, Inc. and subsidiary as of June 30, 1995 and 1994, and for the years then ended:

                                                         1995           1994
                                                         ----           ----

Accounts receivable                                  $   193,603    $   317,477
Inventory                                                 71,411        132,849
Property, plant and equipment (net)                      291,797        291,992
Other assets                                                 770         11,645
Goodwill                                                 262,246        272,846
                                                     -----------    -----------

Total assets                                             819,827      1,026,809
                                                     -----------    -----------

Accounts payable                                         203,976        121,646
Notes payable                                            217,792        217,792
Other current liabilities                                837,561        881,870
Long-term debt                                           100,000        194,253
                                                     -----------    -----------


Total liabilities                                      1,359,329      1,415,561
                                                     -----------    -----------

Net liabilities                                          539,502        388,752

Intercompany account eliminated upon consolidation          --         (194,253)
Property dividend                                       (539,502)          --
                                                     -----------    -----------
Net liabilities of discontinued operations           $      --      $   194,499
                                                     ===========    ===========

                THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES                 11

                   Notes To Consolidated Financial Statements
                          June 30, 1996, 1995 And 1994


1.  Business Description (continued)                 1995           1994
                                                     ----           ----
Sales and other revenue                          $ 1,466,388    $ 2,219,709
Cost and expenses                                  1,616,406      2,131,093
                                                 -----------    -----------
Income (loss) before income taxes                   (150,018)        88,616
Income taxes                                             732            748
                                                 -----------    -----------

Net income (loss)                                   (150,750)        87,868

(Income) expense eliminated upon consolidation      (103,111)          --
                                                 -----------    -----------

Income (loss) from discontinued operations       $  (253,861)   $    87,868
                                                 ===========    ===========

        As of June 30, 1996, the Company was owed $109,000 from Bastian for advances that had been made to Bastian. The Company has a second security interest in virtually all of the assets in Bastian. Due to the financial condition of Bastian, the Company reserved $100,000 for possible uncollectibility, as of June 30, 1996 and 1995.

2.  Summary Of Significant Accounting Policies

    a)  Principles of consolidation

        The consolidated financial statements include the accounts of the Company and its 70% owned subsidiary, Coating Technology, Inc. (Formerly Bastian Plating Company, Inc.) All material intercompany items have been eliminated in consolidation.


        The consolidated financial statements do not include the accounts of its 89% owned subsidiary, The Bastian Company, Inc. and its 100% owned subsidiary, Ocean State Enameling, Inc., as required by generally accepted accounting principles. The Company believes that not consolidating these subsidiaries provides for a more meaningful presentation of continuing operations. (See Note 1)

    b)  Revenue recognition

        The Company records its revenues and expenses on the accrual basis of accounting. Revenues are recognized on the date goods are shipped.

    c)  Property, plant and equipment

        Property, plant and equipment are carried at cost. Depreciation is computed on the straight-line method over a period of 5 to 39 years. Accelerated methods are used for tax purposes by Coating Technology, Inc.

                THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES                 12

                   Notes To Consolidated Financial Statements
                          June 30, 1996, 1995 And 1994

2.  Summary Of Significant Accounting Policies (continued)

    d)  Operating rights

        During 1995, the Company acquired the rights to a new technology, which is a new process for plating electroless nickel on aluminum. These operating rights are being amortized using the straight-line method over 15 years.

    e)  Debt issuance costs

        Debt issuance costs are being amortized using the straight-line method over the term of the related debt instrument, five years.

    f)  Income taxes

        Deferred income taxes reflect the impact of temporary differences arising from assets and liabilities whose basis are different for financial reporting and income tax purposes. Basis differences for which deferred taxes are provided relate primarily to allowance for uncollectible accounts and depreciable assets.


        As discussed in Note 11, the Company changed its method of accounting for the tax benefits of net operating loss and tax credit carryforwards in 1994.

    g)  Earnings per share

        Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Options to purchase common stock have a negligible effect on earnings per share.

    h)  Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  Due From NYSERDA

    On June 22, 1995, the Company entered into an agreement with the New York State Energy Research and Development Authority (NYSERDA). Under the terms of this agreement, NYSERDA will share in the cost to develop a new technology by paying up to $325,010, which represents 59.8% of the actual development costs. NYSERDA shall pay the Company 90% of its 59.8% share upon receipt of an invoice for a progress payment and final payments shall be made after completion of work and receipt of the final report. The Company has recorded $212,467 of reimbursements from NYSERDA through June 30, 1996.

                THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES                 13

                   Notes To Consolidated Financial Statements
                          June 30, 1996, 1995 And 1994

3.  Due From NYSERDA (continued)

    In accordance with the agreement, the Company is obligated to pay to NYSERDA 2% of sales of the new technology to New York State manufacturers and 4% of sales to non-New York State manufacturers. The Company's obligation to make payments to NYSERDA shall commence upon the earlier of the two following events; 1) sales exceed $500,000; 2) two years after the Company's receipt of final payment under the contract.


    NYSERDA possesses certain rights to contract data and certain liquidation or dissolution preferences pursuant to the contract.

4.  Property, Plant And Equipment

    Property, plant and equipment consists of the following:  1996        1995
                                                              ----        ----

    Leasehold improvements                                  $ 28,784    $ 26,052
    Machinery and equipment                                  794,998     759,582
    Furniture and fixtures                                    60,375      42,516
                                                            --------    --------

                                                            $884,157    $828,150
                                                            ========    ========

    Depreciation and amortization expense for each of the three years in the period ended June 30, 1996 was $87,858, $76,425 and $60,324, respectively.

5.  Long-Term Debt

    Long-term debt consists of the following:                   1996      1995
                                                                ----      ----

    8% convertible subordinated debentures due and payable
    on June 30, 1999. The debentures are subordinated to the
    Company's senior indebtedness. See Note 8 for conversion
    provisions.                                               $275,000  $275,000

    Note payable secured by specific equipment. Interest
    accrues at 5%. Principal, in the amount of $26,667, plus
    interest will be payable each December through 1998.        80,000    80,000

    Installment note payable in monthly payments of $1,667,
    plus interest at prime plus 1.5%, through October 2000.
    The note is secured by a general lien on equipment,
    accounts receivable and inventory and is guaranteed by
    the shareholders of Coating Technology, Inc.                86,667       --

                THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES                 14

                   Notes To Consolidated Financial Statements
                          June 30, 1996, 1995 And 1994

5.  Long-Term Debt (continued)                                   1996      1995
                                                                 ----      ----


    Installment note payable in monthly payments of $1,667,
    plus interest at prime plus 2%, through December 1997.
    The note is secured by a general lien on equipment,
    accounts receivable and inventory and is guaranteed by
    the stockholders of Coating Technology, Inc.                29,958    49,970

    Installment note payable.                                      --      6,250
                                                              --------  --------
                                                               471,625   411,220
    Less:  Current portion                                      66,679    26,262
                                                              --------  --------

    Long-term debt, net of current portion                    $404,946  $384,958
                                                              ========  ========

    The aggregate maturities for all long-term borrowings for the next five fiscal years, as of June 30, 1996, are as follows:

                1997                                            $ 66,679
                1998                                              56,613
                1999                                             321,666
                2000                                              20,000
                2001                                               6,667
                                                                --------
                                                                $471,625
                                                                ========

    The installment note in the amount of $29,958 requires certain restrictive covenants of which Coating Technology, Inc. was in compliance.

6.  Other - Long-Term Liability

    The Company entered into a partnership (Sunshine Bullion Co.) on September 1, 1981.

    The Company incurred a liability to certain vendors relating to silver price fluctuations during the period of time that Sunshine Bullion Co. was operating. The Company has denied responsibility for these amounts. The vendors obtained a judgement against the Company in 1983, but no collection effort has been made since that time.

                THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES                 15

                   Notes To Consolidated Financial Statements
                          June 30, 1996, 1995 And 1994

7.  Incentive Stock Option Plan

    The Company has an incentive stock option plan for key employees, reserving 850,000 shares of common stock for issuance upon the exercise of options granted under the plan. The options expire 10 years from date of grant (5 years for grantees who hold 10% or more of the Company voting power) and are exercisable one year from the date of the grant on a cumulative basis at the rate of 25% of the total number of shares covered by the grant. As of June 30, 1996, options on 435,000 shares have been exercised at $.06 per share; options on 150,000 shares at $.06 per share are outstanding and exercisable and expire in December, 1997; leaving options on 265,000 shares available under the plan.

8.  Common Stock And Stock Warrants

    In December 1988, the Company sold 575,000 $.01 par value common shares and warrants to purchase 575,000 additional common shares. The selling price was $.50 per newly issued share. The warrants were exercisable for two years at $.60 per common share. The sale of common stock and warrants was made by means of a private placement. The 575,000 newly issued shares constituted the minimum offering under terms of the private placement. 552,000 warrants were outstanding as of June 30, 1996. The Company has extended the exercise period for these warrants to December 31, 1996.

    During the year ended June 30, 1995, the Company issued convertible subordinated debentures. These debentures are redeemable by the Company upon at least 30 days notice at any time after December 30, 1995, and will be convertible into common shares of the Company. The holders of the debentures may convert the debentures into common shares of the Company at any time prior to 5:00 pm on June 30, 1999. The conversion price shall be $.75 per share through June 30, 1996, $.95 per share from July 1, 1996 through June 30, 1998, and $1.25 per share thereafter.

    Accompanying each $25,000 debenture is a non-detachable warrant. Each non-detachable warrant enables the holder to purchase up to an additional 33,333 shares at an exercise price of $.85 per share. The warrants can only be exercised coincidentally with the conversion of the debenture.

    The Company also has an outstanding warrant to purchase 60,000 common shares at $.06 per share. The warrant was issued in connection with the purchase of equipment in 1994 and expires December 31, 1996.

    During the year ended June 30, 1995, the Company acquired the operating rights to a new chemical process. As part of the purchase price, the Company is obligated to issue 100,000 common shares upon the transfer of clear title to certain patent pending rights and receipt of $.06 per share. An additional 100,000 common shares must be issued when the patent is accepted.

    Also, 300,000 common shares must be issued based upon the Company attaining certain sales levels of the new chemical process. All common shares issued under this agreement require payment of $.06 per share.

                THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES                 16

                   Notes To Consolidated Financial Statements
                          June 30, 1996, 1995 And 1994

9.  Minority Interests

    Coating Technology, Inc. is in the business of electroless nickel and aluminum anodizing operations. The accounts of Coating Technology, Inc. for the years ended June 30, 1996 and 1995 are included in the consolidated financial statements of the Company with recognition of a minority interest representing the 30% interest owned by another party.

    Summarized balance sheet data of Coating Technology, Inc. as of June 30, 1996 and 1995 is as follows:

                                                1996        1995
                                                ----        ----

        Current assets                        $318,000    $291,000
        Property and equipment, net            497,000     534,000
        Other assets                            10,000       2,000
                                              --------    --------

                                              $825,000    $827,000
                                              ========    ========

        Current liabilities                   $251,000    $198,000
        Long-term liabilities                  144,000     216,000
                                              --------    --------
                                               395,000     414,000
        Shareholders' equity                   430,000     413,000
                                              --------    --------

                                              $825,000    $827,000
                                              ========    ========

    Summarized income statement data of Coating Technology, Inc. for the years ended June 30, 1996, 1995 and 1994 is as follows:

                                                1996        1995       1994
                                                ----        ----       ----


        Revenues                           $ 1,629,000 $ 1,573,000 $1,259,000
        Costs and expenses                   1,613,000   1,488,000  1,187,000
                                           ----------- ----------- ----------

        Net income                         $    16,000 $    85,000 $   72,000
                                           =========== =========== ==========

    Depreciation expense for Coating Technology, Inc. for the years ended June 30, 1996, 1995 and 1994 amounted to $86,081, $76,326 and $60,324, respectively.

    Capital expenditures for Coating Technology, Inc. for the years ended June 30, 1996, 1995 and 1994 amounted to $48,922, $115,249 and $190,887, respectively.

10. Significant Customers and Concentration of Credit Risk

    During the year ended June 30, 1996, Coating Technology, Inc. had two customers whose sales comprised 21% of consolidated sales, in the aggregate.

    During the years ended June 30, 1995 and 1994, Coating Technology, Inc. had one customer whose sales comprised 13% and 12% of consolidated sales, respectively.

                THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES                 17

                   Notes To Consolidated Financial Statements
                          June 30, 1996, 1995 And 1994

10. Significant Customers and Concentration of Credit Risk (continued)

    One customer comprised 10%, 23% and 23% of accounts receivable at June 30, 1996, 1995 and 1994, respectively.

11. Income Taxes

    Provision for income taxes was determined as follows:

                                                           1996         1995         1994
                                                           ----         ----         ----
        Income (loss) before income taxes               $(157,094)   $(132,061)   $  45,502
        Excess tax depreciation                           (26,926)     (45,924)     (44,808)
        State income tax                                   (1,600)      (6,700)      (4,652)
        Minority interest in income of subsidiary           4,896       25,596       21,504
        Net operating loss carried forward (utilized)        --        102,742        8,531

        Allowance for doubtful accounts                     6,000      100,000         --
        Other                                              22,480       21,418        4,701
                                                        ---------    ---------    ---------

        Federal taxable income                          $(152,244)   $  65,071    $  30,778
                                                        =========    =========    =========

        Federal statutory income tax                    $       3    $  11,268    $   4,617
        Federal alternative minimum tax                      --          2,292        1,902
        State income tax                                    1,600        6,700        4,652
        Other                                                  (3)         (60)         (19)
        Deferred                                          (11,400)      (5,400)      (9,100)
                                                        ---------    ---------    ---------

                                                        $  (9,800)   $  14,800    $   2,052
                                                        =========    =========    =========

    Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 (FASB 109), "Accounting for Income Taxes", became effective for the year ended June 30, 1994. FASB 109 requires that an asset be recorded for the expected realizable value of net operating loss carryforwards and tax credits and a corresponding valuation allowance for the amount of tax benefits not expected to be realized. As a result, the Company recorded a cumulative effect of a change in accounting method in the amount of $176,400. Periods prior to June 30, 1994 have not been restated.

    The Company has recorded a deferred tax asset of $193,200 reflecting the benefit of net operating loss carryforwards and investment tax credit carryforwards. Realization is dependent on generating sufficient taxable income prior to expiration of the net operating loss and investment tax credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES                 18

                   Notes To Consolidated Financial Statements
                          June 30, 1996, 1995 And 1994

11. Income Taxes (continued)

    At June 30, 1996, for Federal income tax purposes, the Company had available net operating loss deduction carryforwards and investment tax credit carryforwards as follows:


              Year Of              Net Operating         Investment
            Expiration          Loss Carryforwards       Tax Credits
            ----------          ------------------       -----------
              1997                  $1,093,000             $30,800
              1998                     697,000                 400
              2001                       8,000                   -
              2003                     160,000                   -
              2009                       8,000                   -
              2010                     206,000                   -
              2011                     152,000
                                    ----------             -------
                                    $2,324,000             $31,200
                                    ==========             =======

    Deferred income taxes consist of:                    1996         1995
                                                         ----         ----

        Assets:
            NOL carryforward                          $ 697,200     $648,900
            Federal tax credit carryforwards             37,500       39,100
            NYS tax credit carryforwards                 95,200       86,700
            Allowance for doubtful accounts               2,200        1,000
                                                      ---------     --------
                 Total deferred tax assets              832,100      775,700

            Valuation allowance                        (592,500)    (546,300)
                                                      ---------     --------

                 Net deferred tax assets                239,600      229,400

        Liabilities:
            Depreciation                                (58,400)     (59,600)
                                                      ---------     --------

                                                      $ 181,200     $169,800
                                                      =========     ========

    Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The net deferred tax asset is presented on the balance sheet as follows:

        Net current deferred tax assets -
           Metal Arts                                 $  12,700     $  7,100
        Net long-term deferred tax assets -
           Metal Arts                                   180,500      180,700
        Net long-term deferred tax liabilities -
           Coating Technology                           (12,000)     (18,000)
                                                      ---------     --------

                                                       $181,200     $169,800
                                                       ========     ========

                THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES                 19

                   Notes To Consolidated Financial Statements
                          June 30, 1996, 1995 And 1994

12. Commitments

    On July 30, 1992, Coating Technology, Inc. entered into a lease agreement for a five year period ending August 31, 1996. In addition to the minimum annual rental payments specified in the lease, Coating Technology, Inc. is also responsible for its own utilities and general maintenance. The minimum lease payments for the year ending June 30, 1997 are $17,418

    Effective July 1, 1995, the Company rents office space from its unconsolidated subsidiary on a month-to-month basis for $500 per month.

    Consolidated rent expense for each of the years ended June 30, 1996, 1995 and 1994 was approximately $109,000, $92,000 and $83,000, respectively.

    During the year ended June 30, 1995, the Company entered into a royalty agreement in conjunction with the purchase of the operating rights to a new chemical process. The agreement requires royalty payments of 2% of gross sales of the new chemical process throughout the former owner's lifetime. As of June 30 ,1996, no royalties were due under this agreement.

    In addition, the Company entered into a licensing agreement for an existing chemical process. The agreement requires licensing fees equal to 50% of the Company's net profit on sales of this process. As of June 30, 1996, no fees were due under this agreement.

13. Contingencies

    The Company is the guarantor of debt owed to the City of Geneva, N.Y. by its unconsolidated subsidiary, Bastian, in the approximate amount of $250,000. Bastian is currently in default on its debt payments to the City of Geneva.

    Bastian has incurred substantial losses in recent years and has a deficiency of stockholders' equity. Although Bastian has taken steps to return to profitability, it is at least reasonably possible that Bastian will not become profitable in the near future. If not, the Company may become responsible for repayment of at least a portion of the amount owed to the City of Geneva. No amount has been reported in the Company's financial statements.

14. Benefit Plan

    During 1996, Coating Technology, Inc. started a salary reduction plan pursuant 401(k) of the Internal Revenue Code that covers all eligible employees. Employees are eligible for participation in the plan after the completion of six months of service and attainment of age twenty-one. Under terms of the plan, the Company contributes up to 1.25% of each participant's compensation. Also, Coating may make additional contributions to the plan at its discretion. Coating's contributions to the plan amounted to $2,807 in 1996.

                THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES                 20

                      SCHEDULE II - AMOUNTS RECEIVABLE FROM
                        RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                For The Years Ended June 30, 1996, 1995 And 1994


                    Balance at                                      Balance
                    beginning                Amounts     Amounts    at end
Name of debtor       of year    Additions   collected  written off  of year

June 30, 1996

    N/A              $     -     $     -     $     -     $     -     $     -
                     =======     =======     =======     =======     =======

June 30, 1995

    N/A              $     -     $     -     $     -     $     -     $     -
                     =======     =======     =======     =======     =======

June 30, 1994

    N/A              $     -     $     -     $     -     $     -     $     -
                     =======     =======     =======     =======     =======

                THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES                 21


                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                For The Years Ended June 30, 1996, 1995 And 1994


                                      Balance at                         Balance
                                       beginning  Additions              at end
Classification                          of year    at cost  Retirements  of year
--------------                         --------   --------- ----------- --------

June 30, 1996

    Leasehold improvements             $ 26,052   $  2,732   $   --     $ 28,784
    Machinery and equipment             759,582     35,416       --      794,998
    Furniture and fixtures               42,516     17,859       --       60,375
                                       --------   --------   --------   --------

                                       $828,150   $ 56,007   $   --     $884,157
                                       ========   ========   ========   ========

June 30, 1995

    Leasehold improvements             $ 24,027   $  2,025   $   --     $ 26,052
    Machinery and equipment             662,358     97,224       --      759,582
    Furniture and fixtures               23,740     18,776       --       42,516
    Artwork and dies                    196,358       --      196,358       --
                                                  --------   --------   --------

                                       $906,483   $118,025   $196,358   $828,150
                                       ========   ========   ========   ========


June 30, 1994

    Leasehold improvements             $ 21,219   $  2,808   $   --     $ 24,027
    Machinery and equipment             474,956    187,402       --      662,358
    Furniture and fixtures               23,063        677       --       23,740
    Artwork and dies                    196,358       --         --      196,358
                                       --------   --------   --------   --------

                                       $715,596   $190,887   $   --     $906,483
                                       ========   ========   ========   ========

                THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES                 22

           SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                          PROPERTY, PLANT AND EQUIPMENT


                For The Years Ended June 30, 1996, 1995 And 1994


                                                  Additions
                                      Balance at Charged To              Balance
                                       beginning  Costs And              at end
Classification                         of year    Expenses  Retirements  of year
                                       --------   --------  ----------- --------
June 30, 1996

    Leasehold improvements             $  8,606   $  2,742   $   --     $ 11,348
    Machinery and equipment             259,542     76,565       --      336,107
    Furniture and fixtures               19,884      8,551       --       28,435
                                       --------   --------   --------   --------

                                       $288,032   $ 87,858   $   --     $375,890
                                       ========   ========   ========   ========

June 30, 1995

    Leasehold improvements             $  6,103   $  2,503   $   --     $  8,606
    Machinery and equipment             190,795     68,747       --      259,542
    Furniture and fixtures               14,709      5,175       --       19,884
    Artwork and dies                    196,358       --      196,358       --
                                       --------   --------   --------   --------

                                       $407,965   $ 76,425   $196,358   $288,032
                                       ========   ========   ========   ========


June 30, 1994

    Leasehold improvements             $  3,842   $  2,261   $   --     $  6,103
    Machinery and equipment             136,213     54,582       --      190,795
    Furniture and fixtures               11,228      3,481       --       14,709
    Artwork and dies                    196,358       --         --      196,358
                                       --------   --------   --------   --------

                                       $347,641   $ 60,324   $   --     $407,965
                                       ========   ========   ========   ========

                THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES                 23

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                For The Years Ended June 30, 1996, 1995 And 1994


                                           Additions
                             Balance at   Charged To                     Balance
                              beginning    Costs And                     at end
Description                    of year     Expenses     Deductions (1)   of year
-----------                    -------     --------     --------------   -------

Allowance for doubtful
accounts - deducted from
accounts and notes receivable
in the balance sheet

    June 30, 1996              $104,000    $   6,000     $       -      $110,000
                               ========    =========     =========      ========


    June 30, 1995             $   4,000     $100,000     $       -      $104,000
                              =========     ========     =========      ========


    June 30, 1994             $   4,000    $   5,992     $   5,992     $   4,000
                              =========    =========     =========     =========





(1) uncollectible accounts written off.

                THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES                 24

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                For The Years Ended June 30, 1996, 1995 And 1994


Item Charged To Costs And Expenses
----------------------------------
                                                 1996         1995         1994
                                                 ----         ----         ----

Maintenance and repairs                        $66,478      $26,740      $15,053
                                               =======      =======      =======


Depreciation and amortization
    of intangible assets, pre-
    operating costs and similar
    deferrals                                  $   *        $   *        $   *
                                               =======      =======      =======

Taxes, other than payroll and
    income taxes                               $   *        $   *        $   *
                                               =======      =======      =======

Royalties                                      $   *        $   *        $   *
                                               =======      =======      =======

Advertising costs                              $   *        $   *        $   *
                                               =======      =======      =======



* Less than 1% of total sales

          Item 9. Disagreements on Accounting and Financial Disclosure

    During the two most recent fiscal years, there have been no changes in, or disagreements with, accountants on accounting and financial disclosures.

                                     PART II

           Item 10. Directors and Executive Officers of the Registrant

    The directors and executive officers of Metal Arts are listed below, followed by a brief description of their business experience for at least the last five years. These persons also hold officer and director positions with Coating Technology.

NAME                           AGE          POSITIONS WITH METAL ARTS
----                           ---          -------------------------

Stanley J. Dahle               59           President,
                                            Chief Executive Officer and
                                            Director

Albert A. Cauwels              62           Secretary and Director

Geoffrey A. Rich               47           Director

   Stanley J. Dahle has been President of Metal Arts since October, 1981 and

Chairman since 1990. He was Executive Vice President of Metal Arts since its inception in June, 1976, until October, 1981. Mr. Dahle has also served in various other offices for Metal Arts since its inception. He is a director of Coating Technology.

   Albert A. Cauwels became a director of Metal Arts in June, 1984 and serves as Secretary. He is a director of Coating Technology, Inc.

   Geoffrey A. Rich has been President of Coating Technology since its inception in 1989, Chief Executive Officer since 1995 and a Director of Metal Arts since December, 1990.

   None of Metal Arts' Directors is a Director of any company with a class of securities registered pursuant to Section 12 of the Securities & Exchange Act of 1934, as amended, or of any company registered under the Investment Company Act of 1940, as amended. There is no family relationship among any members of the Board of Directors or the Executive Officers or significant employees of Metal Arts. The Board of Directors met 4 times during the fiscal year ended June 30, 1996. At the present time, the company has no Audit, Compensation or Nominating Committees. All Directors and Executive Officers have been elected to serve as Directors and Executive Officers until the next annual meeting of shareholders of Metal Arts or until their successors have been elected and qualified. There are no arrangements or understandings between any Director or Executive Officer and any other persons pursuant to which any such Directors or Executive Officers was or is to be selected as a Director or nominee for Director.

                         Item 11. Executive Compensation

   The aggregate direct remuneration accrued and paid by Metal Arts and Coating Technology, during the fiscal year ended June 30, 1996, to each of Metal Arts' Officers and Directors whose aggregate remuneration exceeded $50,000, and to all Directors and Officers of Metal Arts as a group, is set forth in the following table.

                                          Cash and Cash-Equivalent Form
                                                 of Reimbursement
                                         -------------------------------
                                          Salaries,
                                            fees,        Securities or
                                         director's       property,
                                            fees,          insurance
Name of individual                       commissions      benefits or
or number of       Capacities in             and        reimbursements,
persons in group  which served (1)         bonuses     personal benefits

----------------  ----------------         -------     -----------------

Stanley J. Dahle     President,            $ 85,650          $5,000
                     CEO, and
                     Director

Albert A. Cauwels    Secretary and             -0-             -0-
                     Director

Geoffrey A. Rich     Director              $ 73,400          $5,000

All Officers and     All Officers          $159,050         $10,000
Directors as a       and Directors
group (3) persons    as a group

Other Compensation

   There was no other compensation of any kind paid to the officers and directors during fiscal year 1996. No executive earned more than $100,000 of total compensation. There is no executive committee and all compensation decisions are made by the Board of Directors. There were no loans made to officers, no directors fees and no long term compensation arrangements. There were no outstanding stock option grants to officers at year end. There are no employment agreements.

Option Exercise and Value Table
                                                  Number of
                                                 Securities       In-the-Money
                                                 Underlying       Options/SARs
                      Shares                     Unexercised        at Fiscal
                     Acquired        Value      Options/SARs     Year-End($)***
                    On Exercise   Realized***     at Fiscal     Exercisable(E)/
Name                    (#)           ($)       Year-End (#)    Unexercisable(U)
                                              Exercisable (E) /
                                              Unexercisable (U)
--------------------------------------------------------------------------------
Stanley J. Dahle        -0-           -0-            -0-               -0-

Albert A. Cauwels       -0-           -0-            -0-               -0-

Geoffrey A. Rich        -0-           -0-            -0-               -0-

(1) These capacities include the capacities in which each such individual served Metal Arts and Coating Technology as officers and directors as set forth in the preceding table in Item 10 of this Form 10-K.


      Non-Management directors are paid a fee of $250 per meeting attended. There are no such directors at this time. During the past fiscal year, fees aggregating -0- were paid. Directors who are also full time employees are not paid director's fees.

       Name               Year     Commissions & Business    Personal Benefits
       ----               ----     ----------------------    -----------------

Stanley J. Dahle          1996           $85,650                 $5,000
                          1995            80,000                  5,000
                          1994            80,000                  2,000

Albert A. Cauwels         1996               -0-                    -0-
                          1995               -0-                    -0-
                          1994            80,000                  2,000

Geoffrey A. Rich          1996            73,400                  5,000
                          1995            73,750                  5,000
                          1994            71,000                  2,000

Stock Option Plan

      On March 3, 1982, Metal Arts adopted an incentive stock option plan (the "Plan" or the "Stock Option Plan") pursuant to Section 422A of the Internal Revenue Code. Under the Plan, as amended, Metal Arts' Board of Directors may grant options to key employees (including executive officers of Metal Arts) to purchase up to an aggregate 850,000 common shares.

      Such options expire 10 years from the date of the grant (but must be exercised within 5 years of the date of grant for grantees who hold 10 percent or more of the common shares) and are exercisable (1 ) year from the date of the grant on a cumulative basis at the rate of 25 percent of the total number of common shares subject to the option granted. Options must be granted at no less than fair market value (but not less than 110 percent of fair market value for grantees who hold 10 percent or more of the common shares). During the Fiscal Year ended June 30, 1996, no options were exercised. Remaining is an option by Mr. Charlson to purchase 150,000 common shares at $.06 per share. There are currently available under the plan 265,000 common shares for future grants. Metal Arts' management believes that the availability of the Plan, and the grants of the options, will enable the Company to attract and hold valuable employees by providing them with incentives to foster growth.

            Item 12. Security Ownership of Certain Beneficial Owners
                                 and Management

      The following table sets forth information as of October 1, 1996, with respect to all directors, officers, and persons who are known by Metal Arts to be the beneficial owners of more than five percent (5%) of the common shares of Metal Arts. The common shares are the only voting securities of Metal Arts. All persons listed below have sole voting and investment power with respect to their common shares unless otherwise indicated.

      Name and address of           Amount beneficially           Percent
      beneficial owner                     owned                  of class
      -------------------           -------------------           --------
      Stanley J. Dahle                  1,419,000(a)                20
      81 Country Club Drive
      Rochester, New York

      Clifford W. Charlson                753,000(b)                10
      987 East Avenue
      Rochester, New York

      Albert A. Cauwels                     486,551                 6.8
      28 Franklin Street
      Phelps, New York

      Geoffrey A. Rich                      225,000                 3.2
      2856 Gildersleeve Road
      Walworth, New York

      All officers and directors
      as a group (3) persons              2,130,551                 30

(a) Includes 102,000 shares owned by Mr. Dahle's wife and children of which Mr. Dahle disclaims any beneficial ownership.

(b) Includes 18,000 common shares owned by Mr. Charlson's children of which Mr. Charlson disclaims any beneficial interest. Includes 150,000 common shares covered by an option to purchase 150,000 common shares at $.06 per share issued in December 1987.

      As noted, Metal Arts owns 70 percent of Coating Technology, and therefore, Coating Technology is considered to be a subsidiary of Metal Arts. No member of management of Metal Arts owns any common shares of Coating Technology. No one person other than Metal Arts owns in the aggregate in excess of 5 percent of the common shares of Coating Technology, except Geoffrey A. Rich, who owns 30 percent of the common shares of Coating Technology.

             Item 13. Certain Relationships and Related Transactions

      Coating Technology leases 22,000 square feet in which it operates in Rochester, N.Y. The annual rental of the space ranges from $64,900 to $108,900, which represents a market rate.

                                     PART IV


         Item 14. Exhibits, Financial Statement Schedules and Reports on
                                    Form 8-K

(a) The following documents are filed as a part of this Form 10-K 1996 Annual
Report:

1 and 2. Consolidated Financial Statements and Schedules.
         (See "INDEX TO FINANCIAL STATEMENTS AND SCHEDULES.")

3.       (See "INDEX TO EXHIBITS.")

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE METAL ARTS COMPANY, INC.


Date:  10-9-96                        By: ____________________________
                                          Stanley J. Dahle
                                          President and
                                          Chief Executive Officer




Date:  10-9-96                        By: ____________________________
                                          Albert A. Cauwels
                                          Secretary and Director


      Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature               Title                              Date



                        Chairman, President
                        Chief Executive Officer            10-9-96
___________________     and Director
Stanley J. Dahle






___________________     Secretary and Director             10-9-96
Albert A. Cauwels





___________________     Director                           10-9-96
Geoffrey A. Rich

Exhibits

3(a) Certificate of Incorporation of Registrant and Secured Promissory Note dated November 30, 1992, between Coating Technology and M&T Bank. (Filed as Exhibit 4(i) to the company's Form 10-K for the year ended June 30, 1993 and incorporated herein by reference.)

4(b) Secured Promissory Note dated December 10, 1993, between Coating Technology and M&T Bank. (Filed as Exhibit 4(j) to the company's Form 10-K for the year ended June 30, 1994 and incorporated herein by reference.)

10(a) Lease agreement dated September 1, 1991, between John Albiston, William B.
      Mendick, Andrew Gallina and Raymond C. Shaheen, as Landlords, and Coating Technology as Tenant, relating to its facility in Rochester, New York. (Filed as Exhibit 10(a) to the company's Form 10-K for the year ended June 30, 1992, and incorporated herein by reference.)

10(b) The company's Stock Option Plan, as approved by the company's shareholders on March 3, 1982. (Filed as Exhibit 10(b) to the company's Form 10-K for the year ended July 3, 1982, and incorporated herein by reference.)

10(c) First amendment to the Incentive Stock Option Plan of the Metal Arts
      Company, Inc., approved at the 1989 Annual Meeting of shareholders.

10(d) Asset purchase agreement between Coating Technology and Rochester Steel
      Treating Works, Inc. dated December 22, 1993. (Filed as Exhibit 10(d) to the company's 10-K for the year ended June 30, 1994 and incorporated herein by reference.)

10(e) Option Agreement between the company and LeKem Inc., and Richard Feagins dated February 28, 1994. (Filed as Exhibit 10(e) to the company's Form 10-K for the year ended June 30, 1994 and incorporated herein by reference.)


10(f) Agreement between Metal Arts Company and the New York State Energy
      Research and Development Authority, dated June 22, 1995. (Filed as Exhibit 10(f) to the company's Form 10-K for the year ended June 30, 1995, and incorporated herein by reference.)

11 Description of computation of per share earnings. (See Note 2 of Notes to Consolidated Financial Statements of the Metal Arts Company, Inc.)

22 Subsidiaries. The subsidiaries of the company and the state of incorporation are as follows:

      a.    Coating Technology incorporated in the State of New York.

      b.    Metal Arts Acquisitions, Inc. incorporated in the State of New York.

            (b) Reports on Form 8-K:
                8-K dated November 23, 1994
                8-K dated June 9, 1995

            (c) See Item 14(a) (3), above.

            (d) See Item 14(a) (2), above.