Form 10-Q
period 1996-09-30
METAL ARTS CO INC
filed 1996-11-15
CIK 320303

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                   FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended September 30, 1996 Commission File Number 0-9998


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

                  Yes X    No ___

The number of shares of common stock, $.01 par value, outstanding at September 30, 1996 was 7,307,402.


                               Page 1 of 11 Pages
                           Exhibit Index is on Page 2

                          THE METAL ARTS COMPANY, INC.

                                   I N D E X


Part I            Financial Information:

                  Consolidated Condensed Balance Sheets,
                  September 30, 1996 and June 30, 1996.             4 and 5

                  Consolidated Condensed Statements of
                  Operations, three months ended September 30,
                  1996 and 1995                                        6

                  Consolidated Condensed Statement of
                  Cash Flows, three months ended
                  September 30, 1996 and 1995.                         7

                  Notes to Consolidated Condensed
                  Financial Statements.                                8

                  Management's Discussion and Analysis
                  of  Financial Condition and Results
                  of Operations.                                       9

Part II           Other Information                                   10

                                      (2)

                          PART I FINANCIAL INFORMATION
      -------------------------------------------------------------------






                                      (3)

                          THE METAL ARTS COMPANY, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                  (UNAUDITED)


                                     ASSETS

                                                          9/30/96       6/30/96
                                                          -------       --------
Current Assets:
         Cash                                            $104,225      $112,215
         Trade accounts receivable - net                  217,106       207,596
         Current portion of due from NYSERDA               32,921        25,768
         Due from former subsidiary - net                   7,500         9,000
         Current portion of deferred tax asset             14,200        14,200
         Prepaid expenses and other current assets         30,290        29,519
                                                       ----------     ---------
                                                          406,242       398,298

Property, Plant and Equipment                             892,574       884,157
            Less:  Accumulated depreciation              (398,990)     (375,890)
                                                         --------      --------
                                                          493,584       508,267

Other Assets:
         Due from NYSERDA, net of current portion          24,961        21,303
         Cash value of like insurance                       7,893         7,893
         Operating rights - net                            18,090        18,090
         Debt issuance costs - net                         15,933        15,933
         Deferred tax asset, net of current portion       179,000       179,000
         Other assets                                      25,248        30,479
                                                        ---------     ---------
                                                          271,125       272,698





                                                     $  1,170,951  $  1,179,263
                                                        ---------     ---------

                                      (4)

                          THE METAL ARTS COMPANY, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                  (UNAUDITED)

                                  (CONTINUED)

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                        9/30/96        6/30/96
                                                        -------        -------
Current Liabilities:

     Current portion of long-term debt               $    66,679    $    66,679
     Accounts  payable - trade                           187,090        208,213
     Accrued expenses                                     19,017          9,412
     Accrued payroll and related taxes                    18,636         19,725
     Accrued commissions                                  33,900         34,492
                                                      ----------     ----------
                                                         325,322        338,521

Long-term  Liabilities:

     Long-term debt, net of current portion              394,942        404,946
     Other long-term liability                           243,222        243,222
     Deferred tax liability                               12,000         12,000
                                                      ----------     ----------
                                                         650,164        660,168

Minority interest in subsidiary                          139,834        129,898

Stockholders' equity:

     Common stock - $.01 par value, 15,000,000
     shares authorized; issued and outstanding:
     7,307,402 at September 30, and June 30, 1996         73,074         73,074
     Paid-in capital in excess of par value            2,358,188      2,358,188
      Accumulated deficit                             (2,375,631)    (2,380,586)
                                                       ---------      ---------
                                                          55,631         50,676



                                                    $  1,170,951   $  1,179,263
                                                       ---------      ---------


                                      (5)

                          THE METAL ARTS COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                      Three Months Ended
                                                          September 30,
                                                       1996             1995
                                                       ----             ----


Net sales                                         $  407,276       $  418,726

Cost of goods sold                                   336,037          342,779
                                                  ----------       ----------
Gross Profit                                          71,239           75,947

Selling, general and
  administrative expenses                             59,748           57,679
Research and development                             (12,517)           1.684
                                                  ----------       ----------
                                                      47,231           59,363
                                                  ----------       ----------

Operating income  (loss)                              24,008           16,584

Interest expense                                      (9,658)          (5,417)
Interest income                                          541              125
Minority interest in (income)
   loss of subsidiary                                 (9,936)          (10,232)
                                                     (19,053)          (15,524)
                                                  ----------       ----------

Net income (loss) for the period                  $    4,955       $    1,060
                                                  ----------       ----------

Weighted average number
  of common shares out-
  standing                                         7,307,402        7,307,402
                                                  ----------       ----------

Earnings per share of common stock:

         Net income (loss) for the period         $      .00       $      .00
                                                  ----------       ----------

                                      (6)

                          THE METAL ARTS COMPANY, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                          Three Months Ended
                                                             September 30,
                                                          1996          1995
                                                          ----          ----

Cash flows from operating activities:

         Net income  (loss)  for the period           $   4,955     $   1,060
         Adjustments to reconcile net income
         (loss)  to net cash provided by
         operating activities:

         Rent expense offset against advances
         to former subsidiary                             1,500             0
         Depreciation and amortization                   23,100        17,407
         Minority interest in income of subsidiary        9,936        10,232
         Change in operating accounts:
                  Accounts receivable                   (20,321)         (120)
                  Prepaid expenses and other              4,460        54,437
                  Accounts payable                      (21,123)       19,610
                  Accrued expenses                        9,605        (6,254)
                  Accrued payroll and commission         (1,681)         (696)
                                                      ---------     ---------
                                                         10,431        95,696
Cash flows from investing activities:

         Capital expenditures                            (8,417)      (32,802)
                                                      ---------     ---------

Cash flows from financing activities:

         Payments on long-term debt                     (10,004)       (8,128)
                                                      ---------     ---------

Net increase (decrease) in cash                          (7,990)       54,746

Cash at beginning of period                             112,215        78,592
                                                      ---------     ---------

Cash at end of period                                 $ 104,225     $ 133,338
                                                      ---------     ---------
Supplemental disclosure of cash flow information:
         Cash paid for interest expense               $   9,658     $   5,417
                                                      ---------     ---------

                                      (7)

                          THE METAL ARTS COMPANY, INC.


              Notes to Consolidated Condensed Financial Statements

1. These statements should be read in conjunction with the audited financial statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the fiscal year ended June 30, 1996. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments of a normal recurring nature necessary for the fair presentation of the Company's financial position as of September 30, 1996 and the results of operations for the three months ended September 30, 1996 and 1995.

2. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

3. Earnings (loss) per share of common stock is computed on the weighted average number of shares outstanding during the three months ended September 30, 1996 and 1995. The weighted average number of shares outstanding at the end of each period is determined by totaling the number of shares outstanding at the end of each month in the period and dividing the sum by the number of months in the period.

                                      (8)



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

New York State Energy Research and Development Authority Funding

The company signed an agreement with the New York State Energy Research and Development Authority (NYSERDA) dated June 22, 1995 for funding of $325,000 for its new technology. This was done as a part of NYSERD's Industrial Waste Minimization Program. The purpose of the funding is to provide money for the completion of research and development, test trials, commercial demonstrations and commercialization of the technology.

During the quarter ended September 30, 1996 the company received a fourth payment of $25,800 as a part of NYSERDA's funding program. This brings the total received to date of $190,000.

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

Through the first three months of fiscal year 1997, Coating Technology operated profitably with sufficient resources to sustain operations.

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


                                      (9)


                          The Metal Arts Company, Inc.

                    Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

B.       RESULTS OF OPERATIONS:
The following table illustrates the major components of consolidated net sales and net income (loss).
                                           Three Months Ended
                                               September 30,
                                            1996             1995
                                            ----             ----
Consolidated Net Sales:
         Coating Technology           $  408,000      $   419,000
                                         -------         --------

Consolidated Net Income  (Loss)
         Metal Arts                   $  (28,000)     $   (33,000)
         Coating  Technology              33,000           34,000
                                          ------           ------
                                           5,000            1,000
                                         -------          -------
The Metal Arts Company, Inc.
The net sales for the Company for the three (3) months ended September 30, 1996 were -0- compared with -0- in the previous year. The Company showed a loss of $28,000 versus a loss of $33,000 the previous year.


Coating Technology, inc.
Coating Technology's sales for the three (3) months ended September 30, 1996 were $408,000 as compared with $419,000 in the previous year. The Company showed a profit of $33,000 as compared with a profit of $34,000 in the previous year.


                                      (10)

                          THE METAL ARTS COMPANY, INC.


Part II - Other Information:

         Item 6 - Exhibits and Reports on Form 8-K

         A.     Exhibits - None

         B.     Reports on Form 8 - K - None

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          THE METAL ARTS COMPANY, INC.

Date:   November 9, 1996                        Stanley J. Dahle
        ----------------                        ----------------
                                                Stanley J. Dahle
                                                President

Date:   November 9, 1996                        Albert  A.Cauwels
        ----------------                        -----------------
                                                Albert  A.Cauwels
                                                Secretary

                                      (11)