Form 10-Q
period 1996-12-30
METAL ARTS CO INC
filed 1997-02-27
CIK 320303

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended December 30, 1996   Commission File Number 0-9998

                          THE METAL ARTS COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                             06-0945588
-------------------------------                             -------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)

  1 American Center, Geneva, New York                           14456-1188
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                               -----    -----

The number of shares of common stock, $.01 par value, outstanding at December 30, 1996 was 7,407,402.

                               Page 1 of 11 Pages
                           Exhibit Index is on Page 2

                          THE METAL ARTS COMPANY, INC.

                                   I N D E X

Part I    Financial Information:

          Consolidated Condensed Balance Sheets,
          December 30, 1996 and June 30, 1996.                  4 and 5

          Consolidated condensed Statements of
          Operations, six months ended December 30,
          1996 and 1995.                                            6

          Consolidated Condensed Statement of
          Cash Flows, six months ended
          December 30, 1996 and 1995.                               7

          Notes to Consolidated Condensed
          Financial Statements.                                     8

          Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations.                                            9

Part II   Other Information                                        10


                                      (2)

                          PART I FINANCIAL INFORMATION

               ---------------------------------------------------




                                       (3)

                          THE METAL ARTS COMPANY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                         ASSETS
                                                         12/31/96            6/30/96
                                                       -----------         -----------
Current Assets:
     Cash                                              $    82,177         $   112,215
     Trade accounts receivable - net                       212,217             207,596
     Current portion of due from NYSERDA                    27,742              25,768
     Due from former subsidiary - net                        6,000               9,000
     Current portion of deferred tax asset                  14,200              14,200
     Prepaid expenses and other current assets              25,419              29,519
                                                       -----------         -----------
                                                           367,755             398,298

PROPERTY, PLANT AND EQUIPMENT                              924,302             884,157
     Less accumulated depreciation                        (422,090)           (375,890)
                                                       -----------         -----------
                                                           502,212             508,267

OTHER ASSETS
     Due from NYSERDA, net of current portion               28,044              21,303
     Cash value of life insurance                            7,893               7,893
     Operating rights - net                                 18,090              18,090
     Debt issuance costs - net                              15,933              15,933
     Deferred tax asset, net of current portion            179,000             179,000
     Other assets                                           35,305              30,479
                                                       -----------         -----------
                                                           284,265             272,698
                                                       -----------         -----------

TOTAL ASSETS                                           $ 1,154,232         $ 1,179,263
                                                       ===========         ===========

                                       (4)

                          THE METAL ARTS COMPANY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                  (CONTINUED)

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                          12/31/96            6/30/96
                                                        -----------         -----------
CURRENT LIABILITIES
     Current portion of long-term debt                  $    66,679         $    66,679
     Accounts payable - trade                               131,684             208,213
     Accrued expenses                                        19,312               9,412
     Accrued payroll and related taxes                       14,731              19,725
     Accrued commissions                                     33,837              34,492
                                                        -----------         -----------
                                                            266,243             338,521

LONG-TERM LIABILITIES
     Long-term debt, net of current portion                 384,939             404,946
     Other long-term liability                              243,222             243,222
     Deferred tax liability                                  12,000              12,000
                                                        -----------         -----------
                                                            640,161             660,168

MINORITY INTEREST IN SUBSIDIARY                             140,014             129,898

STOCKHOLDERS' EQUITY
Common stock- $.01 par value, 15,000,000 shares
authorized; issued and outstanding; 7,407,402 at
December 31, 1996 and 7,307,402 at June 30, 1996             74,071              73,074
     Paid-in capital in excess of par value               2,407,188           2,358,188
     Accumulated deficit                                 (2,373,118)         (2,380,586)
                                                        -----------         -----------
                                                            107,814              50,676
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                                    $ 1,154,232         $ 1,179,263
                                                        ===========         ===========

                                       (5)

                          THE METAL ARTS COMPANY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                 DECEMBER 31,                      DECEMBER 31,
                                         ----------------------------      ----------------------------
                                            1996             1995             1996             1995
                                         -----------      -----------      -----------      -----------
SALES - NET                              $   374,471      $   419,648      $   781,747      $   838,374

COST OF SALES                               (319,515)        (385,180)        (655,552)        (727,959)

GROSS MARGIN                                  54,956           34,468          126,195          110,415

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                      (67,775)         (60,470)        (127,524)        (118,149)

RESEARCH AND DEVELOPMENT                      23,463           18,640           35,980           16,956

OPERATING INCOME (LOSS)                       10,644           (7,362)          34,651            9,222

INTEREST EXPENSE                              (8,545)          (8,067)         (18,203)         (13,484)

INTEREST INCOME                                  264            1,121              806            1,246

MINORITY INTEREST IN INCOME
OF SUBSIDIARY                                   (180)             (78)         (10,116)         (10,310)
                                         -----------      -----------      -----------      -----------
                                              (8,461)          (7,024)         (27,513)         (22,548)
                                         -----------      -----------      -----------      -----------
NET INCOME (LOSS)
FOR THE PERIOD                           $     2,183      ($   14,386)     $     7,138      ($   13,326)
                                         ===========      ===========      ===========      ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
OUTSTANDING                                7,357,402        7,307,402        7,332,402        7,307,402
                                         ===========      ===========      ===========      ===========
EARNINGS PER SHARE OF
COMMON STOCK:
    Net income (loss) for the period     $      0.00      $      0.00      $      0.00      $      0.00
                                         ===========      ===========      ===========      ===========

                                      (6)

                          THE METAL ARTS COMPANY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       SIX  MONTHS ENDED
                                                                          DECEMBER 31,
                                                                   ------------------------
                                                                      1996           1995
                                                                   ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss) for the period                              $   7,138      ($ 13,326)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
     Rent expense offset against advances to former subsidiary         3,000              0
     Depreciation and amortization                                    46,200         39,265
     Minority interest in income of subsidiary                        10,116         10,310
     Change in operating accounts:
          Accounts receivable                                        (13,336)        50,761
          Prepaid expenses and other                                    (726)       (21,753)
          Accounts payable                                           (32,529)          (762)
          Accrued expenses                                             9,900         (9,528)
          Accrued payroll and commissions                             (5,649)       (11,492)
                                                                   ---------      ---------
                                                                      24,114         43,475
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                            (40,145)       (37,472)
     Advances to former subsidiary                                         0        (12,500)
                                                                   ---------      ---------
                                                                     (40,145)       (49,972)
CASH FLOWS FINANCING ACTIVITIES
     Proceeds from issuance of common stock                            6,000              0
     Proceeds of long-term debt                                            0        100,000
     Payments on long-term debt                                      (20,007)       (19,592)
                                                                   ---------      ---------
                                                                     (14,007)        80,408

NET INCREASE IN CASH                                                 (30,038)        73,911

CASH - BEGINNING                                                     112,215         78,592
                                                                   ---------      ---------
CASH ENDING                                                        $  82,177        152,503
                                                                   =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interst expense                                 $  18,203      $  13,484
                                                                   =========      =========
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
     Accounts payable-trade satisfied                              $  44,000      $       0
     Common stock issued                                             (44,000)             0
                                                                   ---------      ---------
     Cash paid                                                     $       0      $       0
                                                                   =========      =========

                                      (7)

                          THE METAL ARTS COMPANY, INC.
              Notes to Consolidated Condensed Financial Statements


1. These statements should be read in conjunction with the audited financial statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the fiscal year ended June30, 1996. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments of a normal recurring nature necessary for the fair presentation of the Company's financial position as of December 31, 1996 and the results of operations for the six months ended December 31, 1996 and 1995.

2. The results of operations for the six months ended December 30, 1996 are not necessarily indicative of the results to be expected for the full year.

3. Earnings (loss) per share of common stock is computed on the weighted average number of shares outstanding during the three months ended December 31, 1996 and 1995. The weighted average number of shares outstanding at the end of each period is determined by totaling the number of shares outstanding at the end of each month in the period and dividing the sum by the number of months in the period.


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

During the quarter ended December 31, 1996 the company received a fifth payment of $48,700 as a part of NYSERDA's funding program. This brings the total received to date of $238,700.

Operating Activities

Over the past three fiscal years Coating Technology has shown steady growth in sales and earnings. Cash flow was adequate to provide for the acquisition of capital equipment and provide the working capital necessary to tun the business. There was a significant increase in cash generated during the fiscal year 1996 over 1995 and 1994 as well as the cash balance at the end of the year. In addition, all relevant measures relating to: Debt to Equity; current ratio; working capital; and net worth increased substantially.

Through the first six months of fiscal year 1997, Coating Technology operated profitably with sufficient resources to sustain operations.

If Metal Arts is successful in commercializing its new technology it will be necessary to raise additional capital The amount of capital required will depend on how rapidly market acceptance might occur. If this does occur it could result in growth in the company's sales and earnings over the next few years. The company will seek, if commercial sales commence, to raise additional capital in the form of receivables financing, warrant conversion or other investment mechanisms to sustain operations.

                                      (9)

                          The Metal Arts Company, Inc.
                    Management's discussion and Analysis of
                  financial Condition and Results of Operation

B.   RESULTS OF OPERATIONS:

The following table illustrates the major components of consolidated net sales and net income (loss).

                                              Six Months Ended
                                                December 31,
                                        -----------------------------
                                          1996                1995
                                        ---------           ---------

Consolidated Net Sales:
     Metal Arts                         $   9,800           $     500
     Coating Technology                   772,000             837,900
                                        ---------           ---------
                                        $ 781,800           $ 838,400
                                        =========           =========

Consolidated Net Income (Loss)
     Metal Arts                         ($ 26,600)          ($ 47,700)
     Coating Technology                    33,700              34,400
                                        ---------           ---------
                                        $   7,100           ($ 13,300)
                                        =========           =========

The Metal Arts Company, Inc.

The net sales for the Company for the six (6) months ended December 31, 1996 were $9,800 compared with $500 in the previous year. The Company showed a loss of $26,000 versus a loss of $47,700 the previous year.

Coating Technology, Inc.

Coating Technology's sales for the six (6) months ended December 31, 1996 were $772,000 as compared with $837,900 in the previous year. The Company showed a profit of $33,700 as compared with a profit of $34,400 in the previous year.

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

                                               THE METAL ARTS COMPANY, INC.

Date: February 7, 1997                         /s/ Stanley J. Dahle
                                               -------------------------------
                                                      Stanley J. Dahle
                                                          President

Date: February 7, 1997                         /s/ Albert A. Cauwels
                                               -------------------------------
                                                      Albert A. Cauwels
                                                          Secretary

                                      (11)