Form 10-Q
period 1997-03-31
METAL ARTS CO INC
filed 1997-05-15
CIK 320303

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended March 31, 1997 Commission File Number 0-9998

                          THE METAL ARTS COMPANY, INC.
             (Exact name of registrant as specified in its charter)

            New York                                             06-0945588
            --------                                             ----------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

  1 American Center, Geneva, New York                             14456-1188
  -----------------------------------                             ----------
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

Yes  X    No
    ---      ---

The number of shares of common stock, $.01 par value, outstanding at March 31, 1997 was 7,407,402.

                               Page 1 of 11 Pages
                           Exhibit Index is on Page 2

                         THE METAL ARTS COMPANY, INC.

                                  I N D E X

Part I                    Financial Information:

                  Consolidated Condensed Balance Sheets,
                  March 30, 1997 and June 30, 1996.                      4 and 5

                  Consolidated condensed Statements of

                  Operations, six months ended March 30,
                  1997 and 1996.                                               6

                  Consolidated Condensed Statement of
                  Cash Flows, six months ended
                  March 30, 1997 and 1996.                                     7

                  Notes to Consolidated Condensed
                  Financial Statements.                                        8

                  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations.                                               9

Part II                   Other Information                                   10

                                     (2)

                          PART I FINANCIAL INFORMATION
               ---------------------------------------------------
























                                     (3)

                          THE METAL ARTS COMPANY, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

ASSETS

                                                       3/31/97     6/30/96

Current Assets:

         Cash                                         $  47,419    $ 112,215
         Trade accounts receivable - net                255,361      207,596
         Current portion of due from NYSERDA             31,869       25,768
         Due from former subsidiary - net                 4,500        9,000
         Current portion of deferred tax asset           14,200       14,200
         Prepaid expenses and other current assets       18,079       29,519
                                                      ---------    ---------
                                                        371,428      398,298

PROPERTY, PLANT AND EQUIPMENT                           924,927      884,157
         Less accumulated depreciation                 (445,190)    (375,890)
                                                      ---------    ---------
                                                        479,737      508,267
OTHER ASSETS

         Due from NYSERDA, net of current portion        31,295       21,303
         Cash value of life insurance                     7,893        7,893
         Operating rights - net                          18,090       18,090
         Debt issuance costs - net                       15,933       15,933
         Deferred tax asset, net of current portion     179,000      179,000
         Other assets                                    36,919       30,479
                                                      ---------    ---------
                                                        289,130      272,698
                                                      ---------    ---------




TOTAL ASSETS                                         $1,140,295   $1,179,263
                                                     =======================


                                     (4)

                          THE METAL ARTS COMPANY, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                   (CONTINUED)

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                      3/31/97        6/30/96

CURRENT LIABILITIES

         Current portion of long-term debt         $    66,679    $    66,679
         Accounts payable - trade                      133,185        208,213
         Accrued expenses                               26,438          9,412
         Accrued payroll and related taxes              25,596         19,725
         Accrued commissions                            33,419         34,492
                                                   -----------    -----------
                                                       285,317        338,521

LONG-TERM LIABILITIES

         Long-term debt, net of current portion        348,270        404,946
         Other long-term liability                     243,222        243,222
         Deferred tax liability                         12,000         12,000
                                                   -----------    -----------
                                                       603,492        660,168

MINORITY INTEREST IN SUBSIDIARY                        141,448        129,898

STOCKHOLDERS' EQUITY

Common stock- $.01 par value, 15,000,000 shares
authorized; issued and outstanding; 7,407,402 at
March 31, 1997 and 7,307,402 at June 30, 1996           74,074         73,074
     Paid-in capital in excess of par value          2,407,188      2,358,188
     Accumulated deficit                            (2,371,224)    (2,380,586)
                                                   -----------    -----------
                                                       110,038         50,676
                                                   -----------    -----------
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                               $ 1,140,295    $ 1,179,263
                                                   ===========    ===========

                                     (5)

                          THE METAL ARTS COMPANY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                               MARCH 31,                     DECEMBER 31,
                                            1997            1996         1997          1996
                                       -------------  -------------  -------------  ---------
SALES - NET                            $   431,115    $   412,222    $ 1,212,862    $ 1,250,596

COST OF SALES                             (350,501)      (363,545)    (1,006,053)    (1,091,504)
                                       -------------  -------------  -------------  -----------
GROSS MARGIN                                80,614         48,677        206,809        159,092

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                    (72,975)       (86,494)      (200,499)      (204,643)
RESEARCH AND DEVELOPMENT                     4,888         19,094         40,868         36,049
                                       -------------  -------------  -------------  -----------
OPERATING INCOME (LOSS)                     12,527        (18,723)        47,178         (9,502)

INTEREST EXPENSE                            (8,945)       (13,733)       (27,148)       (27,217)
INTEREST INCOME                                 76            728            882          1,974
MINORITY INTEREST IN INCOME
OF SUBSIDIARY                               (1,434)           335        (11,550)        (9,975)
                                       -------------  -------------  -------------  -----------
                                           (10,303)       (12,670)       (37,816)       (35,218)
                                       -------------  -------------  -------------  -----------
NET INCOME (LOSS)
FOR THE PERIOD                         $     2,224    ($   31,393)   $     9,362    ($   44,720)
                                       =============  =============  =============  ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                7,407,402      7,307,402      7,357,402      7,307,402

EARNINGS PER SHARE OF
COMMON STOCK:

    Net income (loss) for the period   $      0.00    $      0.00    $      0.00    $      0.00
                                       ========================================================

                                     (6)

                          THE METAL ARTS COMPANY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                              MARCH 31
                                                           1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES

         Net income (loss) for the period              $   9,362    ($ 44,720)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY OPERATING ACTIVITIES

         Rent expense offset against advances to
           former subsidiary                               4,500            0
         Depreciation and amortization                    69,300       61,123
         Minority interest in income of subsidiary        11,550        9,975
         Change in operating accounts:

                  Accounts receivable                     (63,858)      44,309
                  Prepaid expenses and other                5,000      (22,764)
                  Accounts payable                        (31,028)       8,254
                  Accrued expenses                         17,026       (3,471)
                  Accrued payroll and commissions           4,798          554
                                                        ---------    ---------
                                                           26,650       53,260
CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                             (40,770)     (54,316)
         Advances to former subsidiary                          0      (15,000)
                                                        ---------    ---------
                                                          (40,770)     (69,316)
CASH FLOWS FINANCING ACTIVITIES
         Proceeds from issuance of common stock             6,000            0
         Proceeds of long-term debt                             0      100,000
         Payments on long-term debt                       (56,676)     (29,592)
                                                        ---------    ---------
                                                          (50,676)      70,408
                                                        ---------    ---------
NET INCREASE IN CASH                                      (64,796)      54,352
CASH - BEGINNING                                          112,215       78,592

                                                        ---------    ---------
CASH ENDING                                             $  47,419      132,944
                                                        =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION
         Cash paid for interst expense                  $  27,148    $  27,217
                                                        =========    =========
SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES

         Accounts payable-trade satisfied               $  44,000    $       0
         Common stock issued                              (44,000)           0
                                                        ---------    ---------
         Cash paid                                      $       0    $       0
                                                        =========    =========

                                     (7)

                         THE METAL ARTS COMPANY, INC.

             Notes to Consolidated Condensed Financial Statements

         1. These statements should be read in conjunction with the audited financial statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the fiscal year ended June30, 1996. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments of a normal recurring nature necessary for the fair presentation of the Company's financial position as of March 31, 1997 and the results of operations for the nine months ended March 31, 1997and 1996

         2. The results of operations for the nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

         3. Earnings (loss) per share of common stock is computed on the weighted average number of shares outstanding during the three months ended March 31, 1997 and 1996. The weighted average number of shares outstanding at the end of each period is determined by totaling the number of shares outstanding at the end of each month in the period and dividing the sum by the number of months in the period.

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

During the quarter ended March 31, 1997 the company received a seventh payment of $25,130 as a part of NYSERDA's funding program. This brings the total received to date of $263,830.

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

Through the first nine months of fiscal year 1997, Coating Technology operated profitably with sufficient resources to sustain operations.

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

                                     (9)

                         The Metal Arts Company, Inc.

                   Management's discussion and Analysis of
                 financial Condition and Results of Operation

B.       RESULTS OF OPERATIONS:
-------------------------------

The following table illustrates the major components of consolidated net sales and net income (loss).

                                   Nine Months Ended
                                      March 31,
                                   1997           1996
                               -----------    -----------
Consolidated Net Sales:

       Metal Arts              $    44,000    $       500
       Coating Technology        1,168,900      1,250,000
                               -----------    -----------
                               $ 1,212,900    $ 1,250,500
                               ===========    ===========

Consolidated Net Income (Loss)

       Metal Arts              ($   29,200)   ($   77,700)
       Coating Technology           38,500         33,000
                               -----------    -----------
                               $     9,300    ($   44,700)
                               ===========    ===========

The Metal Arts Company, Inc.
----------------------------

The net sales for the Company for the nine (9) months ended March 31, 1997 were $44,000 compared with $500 in the previous year. The Company showed a loss of $29,000 versus a loss of $77,700 the previous year.

Coating Technology, Inc.
------------------------

Coating Technology's sales for the nine (9) months ended March 31, 1997 were $1,168,900 as compared with $1,250,000 in the previous year. The Company showed a profit of $38,500 as compared with a profit of $33,000 in the previous year.

                                     (10)

                         THE METAL ARTS COMPANY, INC.
                         ----------------------------

Part II - Other Information:

        Item 6 - Exhibits and Reports on form 8-K

        A.  Exhibits - None

        B.  Reports on Form 8 - K - None

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         THE METAL ARTS COMPANY, INC.
                         ----------------------------

Date: May 12, 1997                                            Stanley J. Dahle
      ------------                                            ----------------
                                                              Stanley J. Dahle
                                                                President

Date: May 12, 1997                                            Albert A. Cauwels
      ------------                                            -----------------
                                                              Albert A. Cauwels
                                                                Secretary

                                     (11)