Form 10-K
period 1997-06-30
METAL ARTS CO INC
filed 1997-11-25
CIK 320303

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

     (X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

     For the fiscal year ended 6/30/97 or

     ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

     For the transition period from ________ to ________

     Commission file number 0-9998

                          THE METAL ARTS COMPANY, INC.
             (Exact name of registrant as specified in its charter)

          NEW YORK                                        06-0945588
          --------                                        ----------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                           Identification No.)

1 AMERICAN CENTER, GENEVA, NEW YORK                      14456-1188
-----------------------------------                      -------------
 (Address of principal executive offices)                (Zip Code)

                                 (315) 789-2200
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               ----       ----

        State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) $2,757,658 (4,242,551 at $.65 Per share)

        Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

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

Yes            No
     ----          -----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                        7,407,402 SHARES OF COMMON STOCK
                        --------------------------------
                            PAR VALUE $.01 PER SHARE
                            ------------------------












                                  Page 2 of 44

                         Exhibit Page Appears on Page 43

                                     PART I

                                ITEM 1. BUSINESS

         Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

GENERAL

         Metal Arts Company, Inc. established in 1913 ("Metal Arts" or the "Company"), has operated as a holding company. Except where specific reference is made in this Part I to the individual operations of Metal Arts or its 70 percent owned subsidiary Coating Technology, Inc., references in the Part I to the "Company" are intended to be a reference to the collective operations of Metal Arts and Coating Technology. Coating Technology engages in contract electroless nickel, aluminum anodizing, electroless nickel and gold plating of circuit boards and other surface coating and enhancement operations.

         Metal Arts had outstanding liabilities of $1,090,267 as of the close of Fiscal 1997. A detailed description of these liabilities is set forth in the Financial Statements and Supplementary Data annexed as Item 8 to this Form 10-K. Specific reference is made to Notes 1 and 5 of these Financial Statements for information concerning specific liabilities.

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

         The proceeds from the Debenture were used to acquire a new Patent Pending Technology for the plating of electroless nickel on aluminum and to commercialize that technology, initially to the Computer Hard Disk and Aluminum Automobile Wheel Markets. The Company's proprietary specialty chemicals consist of Microsmooth TM, a patent-pending aluminum activator solution used in conjunction with a proprietary electroless-nickel bath for plating on aluminum. Both the products and process are proprietary, rendering a smoother surface with enhanced corrosion protection, elimination of several toxic chemicals, while reducing plating and waste treatment costs. While conducting lab and pilot line trials, marketing efforts to the computer memory disk and aluminum wheel markets were undertaken and continue now. If successful in the U.S., it is the company's intention to market the technology or license it internationally.

         The technology was acquired for $50,000 cash, which was paid as of September 30, 1995. In addition, the seller has received 100,000 shares of Metal Arts common stock and will receive an additional 100,000 shares of Metal Arts common stock upon the issuance of a patent.

         As a result of this acquisition, Metal Arts will become an operating company, marketing its proprietary specialty chemicals to end users nationally.

         Compliance with environmental laws and regulations has a material and on-going impact on the company. The company must comply and the costs are both capital and operational. It has a positive impact in that certain companies that cannot comply are at a disadvantage, operationally. It has a negative impact in that the costs of compliance affects capital resources and cash flow. During the fiscal year 1997, Coating Technology spent approximately $14,500 on various compliance requirements. As new technologies and methods are available to the company, additional capital and operational costs will be incurred to comply with and/or reduce on-going expenses of waste treatment.

THE COMPANY'S MARKETS

         During the past three fiscal years, substantially all of the company's sales were attributable to the operations of Coating Technology. Coating Technology provides surface coating services for various regional industries.

                                             FISCAL YEARS (ENDING JUNE 30)

                                         1997            1996             1995
                                         ----            ----             ----

Metal Arts                        $    44,000     $         -    $           -
Coating Technology                  1,613,000       1,630,000        1,573,000
                                   ----------      ----------       ----------

                                   $1,657,000      $1,630,000       $1,573,000
                                   ==========      ==========       ==========

THE COMPANY'S PRODUCTS

         Metal Arts is entering the Specialty chemical business, marketing its new process for plating electroless nickel on aluminum. The process consists of Microsmooth TM, a patent pending activator and a proprietary high-phosphorus electroless nickel formulation, initially to manufacturers of computer hard disks and aluminum wheels. Coating Technology is engaged in contract electroless and brite nickel and aluminum anodizing operations. Coating Technology services the office products industry through large, medium and small metal fabricating companies who in turn supply subassemblies and individual component parts to major office product manufacturers such as Xerox, Kodak, IBM, Cannon and others. In addition, Coating Technology provides electroless nickel and gold plating for the circuit board industry. It also provides other surface finishes to various contract customers.

MANUFACTURING OPERATIONS

         Metal Arts' specialty chemical mixing operations will initially be conducted with existing equipment at Coating Technology.

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

COMPETITION

         Metal Arts will be competing initially in the computer memory disk and aluminum wheel markets where established, substantially larger companies dominate. There are approximately 20 companies that sell plating chemicals to these markets. Metal Arts will compete on the basis of an improved technology that will save its potential customers material, labor and waste treatment costs.

         Coating Technology competes with several regional plating firms including two that are larger and several of the same or smaller size. The company competes on the basis of superior service and, in certain instances, on the basis of proprietary technology or equipment.

CUSTOMERS

         During the fiscal year ended June 30, 1997, Coating Technology had two customers which accounted for 26 percent of its sales, one of which accounted for 14 percent of its sales.

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

EMPLOYEES

         The company employs one executive in its Metal Arts operations and 25 in its Coating Technology operations, none of whom are union members.

                               ITEM 2. PROPERTIES

         Coating Technology leases approximately 22,000 square feet at an initial rental of $2.95 per square foot escalating to $4.95 by the end of the first five year term on September 1, 1996, which was extended on the same terms until February 1, 1998. This is a "gross" lease with responsibility for payment of utilities. The Company has signed a ten year lease for approximately 40,000 square feet of factory and office space in a superior building initially at $2.00 per square foot with responsibility for utilities.

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fiscal year ended June 30, 1997, no annual meeting was held and no shareholder votes took place. It is anticipated that the next annual meeting will take place in the next few months.

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


FISCAL YEAR ENDED JUNE 30, 1996                     HIGH              LOW
-------------------------------                     ----              ---

First Quarter (July - September 1995)                1/2               3/8
Second Quarter (October - December 1995)             1/4               1/8
Third Quarter (January - March 1996)                 1/4               1/8
Fourth Quarter (April - June 1996)                   9/16              5/16

FISCAL YEAR ENDED JUNE 30, 1997
-------------------------------

First Quarter (July - September 1996)                9/16              5/16
Second Quarter (October - December 1996)             7/16              5/16
Third Quarter (January - March 1997)                 5/16              3/16
Fourth Quarter (April - June 1997)                   7/16              5/16

FISCAL YEAR ENDED JUNE 30, 1998
-------------------------------

First Quarter (July - September 1997)               7/8               1/2

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

         As of October 1, 1997, there were approximately 980 holders of record of the common shares of Metal Arts, approximately 20 holders of record of warrants issued (and extended to October 31, 1997) as part of the 1988 Private Placement (23,000 have been exercised and 552,000 are left), one holder of record of options issued pursuant to the Incentive Stock Option Plan of Metal Arts and eleven holders of record of the June 30, 1994 Debentures, which are potentially convertible into a total of 366,663 common shares of the company.

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

                         ITEM 6. SELECTED FINANCIAL DATA






                                              June 30,            June 30,            June 30,            June 30,          June 30,
                                                1997                1996               1995                1994              1993
                                                ----                ----               ----                ----              ----
Results of operations:

Net sales                                   $ 1,656,961         $ 1,629,538         $ 1,573,276         $1,258,500        $1,164,892
Income (loss) before
   cumulative effect of
   accounting changes                       $  (126,307)        $  (147,294)        $  (400,722)        $  131,318        $  249,734
Cumulative effect of
   accounting change                        $      --           $      --           $      --           $  176,400        $     --
Net income (loss)                           $  (126,307)        $  (147,294)        $  (400,722)        $  307,718        $  249,734
Per share:
   Income (loss)
   before cumulative
   effect of accounting
   change                                   $      (.02)        $      (.02)        $      (.05)        $      .02        $      .04
Cumulative effect of
   accounting change                        $      --           $      --           $      --           $      .03        $     --
Net income (loss)                           $      (.02)        $      (.02)        $      (.05)        $      .05        $      .04
Weighted average number
      of common shares
      outstanding                             7,357,402           7,307,402           7,294,002          6,766,352         6,187,602

Cash dividends paid per common share - No dividends have been paid in the past.


                                                   June 30,           June 30,         June 30,          June 30,          June 30,
                                                    1997               1996             1995              1994              1993
                                                    ----               ----             ----              ----              ----
Balance sheet data:

Total assets                                    $ 1,064,636         $1,179,263        $1,202,988        $1,009,783        $ 611,636
Total liabilities                               $ 1,090,267         $1,128,587        $1,005,018        $  966,673        $ 957,344
Long-term
   obligations                                  $   606,354         $  660,168        $  646,180        $  588,341        $ 673,946
Minority interest                               $   142,181         $  129,898        $  125,002        $   99,406        $  77,902
Working capital                                 $     5,627         $   59,777        $  172,843        $   54,156        $  29,457
Stockholders' equity
   (deficiency)                                 $   (25,631)        $   50,676        $  197,970        $   43,110        $(345,708)

The following table illustrates the major components of consolidated net sales and net loss:

                                   1997           1996             1995
                                   ----           ----             ----
CONSOLIDATED NET SALES:

      Metal Arts               $   44,000     $         -      $         -
      Coating Technology        1,613,000       1,630,000        1,573,000
                               ----------      ----------       ----------

                               $1,657,000      $1,630,000       $1,573,000
                               ==========      ==========       ==========

CONSOLIDATED NET LOSS:

      Metal Arts                $(154,968)      $(158,719)       $(206,584)
      Coating Technology           40,944          16,321           85,319
      Minority Interest           (12,283)         (4,896)         (25,596)
      Discontinued Operations           -               -         (253,861)
                               ----------     -----------        ---------

                                $(126,307)      $(147,294)       $(400,722)
                                =========       =========        =========

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following Management Discussion and Analysis should be read in conjunction with this entire Form 10-K 1997 Annual Report. Except where specific reference is made in this Item 7 to the individual operations of Metal Arts or its 70 percent owned subsidiary, Coating Technology, references in this Item 7 to the "Company" are intended to be a reference to the joint operations of all of Metal Arts, and Coating Technology.

LIQUIDITY AND CAPITAL RESOURCES

PRIVATE PLACEMENT OF DEBENTURES

         The company sold, as of September 30, 1994, eleven debentures for a total of $275,000. The purpose of the private placement was to acquire the technology for plating electroless nickel on aluminum, complete all research and development, conduct test trials with potential customers leading up to commercialization.

NEW YORK STATE ENERGY RESEARCH AND DEVELOPMENT AUTHORITY FUNDING

         The company signed an agreement with the New York State Energy Research and Development Authority (NYSERDA) dated June 22, 1995 for funding of $325,000 for its new technology. This was done as a part of NYSERDA's Industrial Waste Minimization Program. The purpose of the funding is to provide money for the completion of research and development, test trials, commercial demonstrations and commercialization of the technology. To date, the company has received a total of $315,000 on this contract.

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

         Through the first quarter of fiscal year 1997, Coating Technology operated profitably with sufficient resources to sustain operations.

MICROSMOOTH(TM)

         The Company initially applied for a patent on Microsmooth (TM), its proprietary activator for plating electroless nickel on aluminum in March, 1994. That application was then split into three separate applications; the chemical formula; the process and; the resulting product.

         Subsequently,   and  as  a  result  of  significant   chemical  formula
modifications, the original formula application was abandoned and a new patent application was filed in June, 1997.

         On July 30, 1997 the Company entered into an exclusive license agreement with Alyn Corporation, Inc. for Alyn to use the Microsmooth TM process on Alyn's Boralyn (R) alternate computer memory disks. The Company will receive material royalties from the Alyn Corporation to retain Alyn's exclusive worldwide rights to the Microsmooth TM technology on alternate computer memory disks.
         If Metal Arts is successful in commercializing its new technology it will be necessary to raise additional capital. The amount of capital required will depend on how rapidly market acceptance might occur. If this does occur it could result in growth in the company's sales and earnings over the next few years. The company will seek, if commercial sales commence, to raise additional capital in the form of receivables financing, warrant conversion or other investment mechanisms to sustain operations.

                        ITEM 8. FINANCIAL STATEMENTS AND
                               SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                   -------------------------------------------


Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .       1

Consolidated Balance Sheets at June 30, 1997 and 1996  . . . . . . .   2 - 3

Consolidated Statements of Operations for the years
     ended June 30, 1997, 1996 and 1995 . . . . . . . . . . . . . . .      4

Consolidated Statements of Changes In Stockholders'
     Equity (Deficiency) for the years ended
          June 30, 1997, 1996 and 1995  . . . . . . . . . . . . . . .  5 - 6

Consolidated Statements of Cash Flows for the years
     ended June 30, 1997, 1996 and 1995   . . . . . . . . . . . . . .  7 - 8

Notes to Consolidated Financial Statements . . . . . . . . . . . . .  9 - 19

Financial Schedules:

   II  -  Amounts Receivable from Related Parties and
             Underwriters, Promoters, and Employees
             Other Than Related Parties  . . . . . . . . . . . . . .      20

    V  -  Property, Plant and Equipment  . . . . . . . . . . . . . .      21

   VI  -  Accumulated Depreciation and Amortization of
             Property, Plant and Equipment  . . . . . . . . . . . . .     22

  VII  -  Valuation and Qualifying Accounts and Reserves . . . . . .      23

    X  -  Supplementary Income Statement Information . . . . . . . .      24


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors and Stockholders
The Metal Arts Company, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of The Metal Arts Company, Inc. and Subsidiary as of June 30, 1997 and 1996, and the related consolidated financial statements listed in the accompanying index for each of the years in the three-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Notes 1 and 2 to the financial statements, the Company has elected not to consolidate its Bastian and Ocean State subsidiaries as required by generally accepted accounting principles.

In our opinion, except for the effects of not consolidating its Bastian and Ocean State subsidiaries as discussed in the preceding paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Metal Arts Company, Inc. and Subsidiary as of June 30, 1997 and 1996, and the results of their operations, changes in their stockholders' equity (deficiency) and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles.

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






September 2, 1997
                                      -13-

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                           Consolidated Balance Sheets
                             June 30, 1997 And 1996



                                     ASSETS
                                     ------


Current assets:                                                     1997          1996
                                                                    ----          ----

      Cash                                                        $   53,241   $  112,215
      Accounts receivable, trade - less allowance for
            uncollectible accounts of $10,000 in 1997
            and 1996 (Notes 5 and 10)                                223,791      207,596
      Due from NYSERDA, current portion (Note 3)                      32,501       25,768
      Due from unconsolidated subsidiary, less allowance for
            uncollectible amount of $100,000 in 1997
            and 1996 (Note 1)                                          2,862        9,000
      Prepaid expenses and other current assets                        8,364       29,519
      Deferred tax asset - less valuation allowance
            of $37,100 in 1997 and $35,000 in 1996
            (Notes 2 and 11)                                          26,600       14,200
                                                                  ----------   ----------
                                                                     347,359      398,298
                                                                  ----------   ----------


Property, plant and equipment (Notes 2, 4 and 5)                     929,629      884,157
      Less:  Accumulated depreciation and amortization               469,469      375,890
                                                                  ----------   ----------
                                                                     460,160      508,267
                                                                  ----------   ----------

Other assets:

      Due from shareholder (Note 16)                                  13,009         --
      Due from NYSERDA, net of current portion (Note 3)                 --         21,303
      Cash value of life insurance                                     7,893        7,893
      Operating rights, net of accumulated amortization of
            $3,350 in 1997 and $2,010 in 1996 (Notes 2 and 8)         16,750       18,090
      Debt issuance costs, net of accumulated amortization of
            $15,931 in 1997 and $10,620 in 1996 (Note 2)              10,622       15,933
      Other assets                                                    30,543       30,479
      Deferred tax asset - less valuation allowance of $309,200
            in 1997 and $557,500 in 1996 (Notes 2 and 11)            178,300      179,000
                                                                  ----------   ----------
                                                                     257,117      272,698
                                                                  ----------   ----------

                                                                  $1,064,636   $1,179,263
                                                                  ==========   ==========


See accompanying notes to consolidated financial statements.


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------


Current liabilities:                                                   1997            1996
                                                                       ----            ----

      Current portion of long-term debt (Note 5)                    $    56,613    $    66,679
      Accounts payable, trade                                           220,809        208,213
      Accrued expenses                                                    8,207          9,412
      Accrued payroll and related taxes                                  21,702         19,725
      Accrued commissions                                                34,401         34,492
                                                                    -----------    -----------
                                                                        341,732        338,521
                                                                    -----------    -----------

Long-term liabilities:

      Long-term debt, net of current portion (Note 5)                   348,332        404,946
      Other long-term liability (Note 6)                                243,222        243,222
      Deferred tax liability (Notes 2 and 11)                            14,800         12,000
                                                                    -----------    -----------
                                                                        606,354        660,168
                                                                    -----------    -----------

Minority interest in subsidiary (Note 9)                                142,181        129,898
                                                                    -----------    -----------

Commitments and contingencies (Notes 12 and 13)

Stockholders' equity (deficiency) (Notes 3, 5, 7 and 8):

      Commonstock - $.01 par value, 15,000,000 shares authorized;
            7,407,402 and 7,307,402 shares issued
            and outstanding in 1997 and 1996, respectively               74,074         73,074
      Paid-in capital in excess of par value                          2,407,188      2,358,188
      Accumulated deficit                                            (2,506,893)    (2,380,586)
                                                                    -----------    -----------
                                                                        (25,631)        50,676
                                                                    -----------    -----------


                                                                    $ 1,064,636    $ 1,179,263
                                                                    ===========    ===========




                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                      Consolidated Statements Of Operations
                For The Years Ended June 30, 1997, 1996 And 1995

                                                       1997         1996           1995
                                                       ----         ----           ----

Net sales (Note 10)                               $ 1,656,961    $ 1,629,538    $ 1,573,276

Cost of goods sold                                  1,322,482      1,377,353      1,240,208
                                                  -----------    -----------    -----------

Gross profit                                          334,479        252,185        333,068
                                                  -----------    -----------    -----------

Selling, general and administrative expenses          389,006        334,440        284,496
Research and development                               25,063         28,209         28,280
                                                  -----------    -----------    -----------
                                                      414,069        362,649        312,776
                                                  -----------    -----------    -----------

Income (loss) from operations                         (79,590)      (110,464)        20,292
                                                  -----------    -----------    -----------
Other income (expense):

      Allowance for uncollectible advances to
            unconsolidated subsidiary (Note 1)           --             --         (100,000)
      Allowance for uncollectible accounts               --           (6,000)          --
      Interest expense                                (36,947)       (38,547)       (29,292)
      Interest income                                   1,046          2,813          2,535
      Minority interest in income of subsidiary
             (Note 9)                                 (12,283)        (4,896)       (25,596)
                                                  -----------    -----------    -----------
                                                      (48,184)       (46,630)      (152,353)
                                                  -----------    -----------    -----------

Loss before income taxes                             (127,774)      (157,094)      (132,061)

Provision for income taxes (Note 11)                   (1,467)        (9,800)        14,800
                                                  -----------    -----------    -----------

Loss from continuing operations                      (126,307)      (147,294)      (146,861)

Loss from discontinued operations (net of
      income taxes of $732) (Note 1)                     --             --         (253,861)
                                                  -----------    -----------    -----------

Net loss for the year                             $  (126,307)   $  (147,294)   $  (400,722)
                                                  ===========    ===========    ===========

Earnings per share of common stock (Note 2):

      Loss from continuing operations             $      (.02)   $      (.02)   $      (.02)
      Loss from discontinued operations                  --             --             (.03)
                                                  -----------    -----------    -----------

      Net loss                                    $      (.02)   $      (.02)   $      (.05)
                                                  ===========    ===========    ===========

See accompanying notes to consolidated financial statements.


                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

     Consolidated Statements Of Changes In Stockholders' Equity (Deficiency)
                For The Years Ended June 30, 1997, 1996 And 1995



                                                  COMMON STOCK
                                                  ------------                 PAID-IN                                   TOTAL
                                             NUMBER                          CAPITAL IN                              STOCKHOLDERS
                                               OF                             EXCESS OF           ACCUMULATED           EQUITY
                                             SHARES          AMOUNT           PAR VALUE             DEFICIT          (DEFICIENCY)
                                             ------          ------           ---------             -------          ------------


Balance at June 30, 1994                    7,280,602       $72,806           $2,342,376           $(2,372,072)         $  43,110

Exercise of warrants                           23,000           230               13,570                     -             13,800

Shares issued in payment of expenses            3,800            38                2,242                     -              2,280

Property dividend (Note 1)                       --            --                      -               539,502            539,502

Net loss for the year                            --            --                      -              (400,722)          (400,722)
                                            ---------       -------       --------------          ------------          ---------

Balance at June 30, 1995                    7,307,402        73,074            2,358,188            (2,233,292)           197,970

Net loss for the year                            --            --                      -              (147,294)          (147,294)
                                            ---------       -------       --------------          ------------          ---------

Balance at June 30, 1996                    7,307,402        73,074            2,358,188            (2,380,586)            50,676

Shares issued in payment of liabilities       100,000         1,000               49,000                     -             50,000

Net loss for the year                            --            --                      -              (126,307)          (126,307)
                                            ---------       -------       --------------          ------------          ---------

Balance at June 30, 1997                    7,407,402       $74,074           $2,407,188           $(2,506,893)         $ (25,631)
                                            =========       =======           ==========           ===========          =========








See accompanying notes to consolidated financial statements.


                   THE METAL ARTS COMPANY, INC AND SUBSIDIARY
                   ------------------------------------------

                      Consolidated Statements Of Cash Flows
                For The Years Ended June 30, 1997, 1996 And 1995

                                                                     1997         1996         1995
                                                                   ---------    ---------    ---------
Cash flows from operating activities:

      Net loss for the year                                        $(126,307)   $(147,294)   $(400,722)
      Adjustments to reconcile net loss to net cash
         provided by (used for) operating activities:

      Rent expense offset against advances to
         unconsolidated subsidiary                                     6,000        6,000         --
      Bad debt expense                                                  --          6,000         --
      Allowance for uncollectible advances to
         unconsolidated subsidiary                                      --           --        100,000
      Stock issued in payment of expenses                               --           --          2,280
      Depreciation and amortization                                  100,230       94,508       82,405
      Deferred income taxes                                           (8,900)     (11,400)      (5,400)
      Minority interest in income of subsidiary                       12,283        4,896       25,596
      Loss from discontinued operations                                 --           --        253,861
      Change in operating accounts:
            Accounts receivable                                       (1,625)      59,597      (38,606)
            Prepaid expenses                                          21,155      (19,826)      (3,118)
            Other assets                                                 (64)     (12,524)     (41,618)
            Accounts payable                                          56,596       72,854      (18,492)
            Accrued expenses                                          (1,205)        (116)       1,227
            Accrued payroll and related taxes                          1,977       (7,992)       7,819
            Accrued commissions                                          (91)        (478)      (4,394)
                                                                   ---------    ---------    ---------

      Net cash provided by (used for) operating activities            60,049       44,225      (39,162)
                                                                   ----------   ---------    ---------

Cash flows from investing activities:
      Repayments from (advances to) unconsolidated
         subsidiary                                                      138      (15,000)      (8,858)
      Capital expenditures                                           (45,472)     (56,007)    (118,025)
      Advances to shareholder                                        (13,009)        --           --
                                                                   ---------    ---------    ---------

      Net cash used for investing activities                         (58,343)     (71,007)    (126,883)
                                                                   ---------    ---------    ---------

Cash flows from financing activities:
      Issuance of common stock                                         6,000         --         13,800
      Proceeds from long-term debt                                      --        100,000      250,000
      Payments on long-term debt                                     (66,680)     (39,595)     (32,512)
                                                                   ---------    ---------    ---------

      Net cash provided by (used for) financing activities           (60,680)      60,405      231,288
                                                                   ---------    ---------    ---------

See accompanying notes to consolidated financial statements.












                                                                      1997         1996         1995
                                                                      ----         ----         ----


Net increase (decrease) in cash                                       (58,974)     33,623       65,243

Cash at beginning of year                                             112,215      78,592       13,349
                                                                    ---------    --------     --------

Cash at end of year                                                 $  53,241    $112,215     $ 78,592
                                                                    =========    ========     ========


Supplemental disclosure of cash flow information:

      Cash paid during the year for:

            Interest                                                $  38,076    $ 37,458     $ 22,019
                                                                    =========    ========     ========

            Income taxes                                            $   1,849    $ 29,209     $ 24,520
                                                                    =========    ========     ========


Supplemental schedule of non-cash investing and financing activities:

      Issuance of common stock:

            Value of stock issued                                   $  50,000    $   --       $ 16,080
            Payment of liabilities                                    (44,000)       --           --
            Payment of expenses                                          --          --         (2,280)
                                                                    ---------    --------     --------

            Cash received from issuance of
               common stock                                         $   6,000    $   --       $ 13,800
                                                                    =========    ========     ========



                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                   Notes To Consolidated Financial Statements
                          June 30, 1997, 1996 And 1995

1.    BUSINESS DESCRIPTION
      --------------------

      The Company and its 70% owned subsidiary, Coating Technology, Inc., are primarily engaged in the surface coatings and enhancements business.
      Customers, substantially all of whom are manufacturers, are located primarily in Western, New York.

      Prior to June 30, 1995, the Company owned 89% of The Bastian Company, Inc. (Bastian) and 100% of Ocean State Enameling, Inc. (Ocean State). On June 7, 1995, the Company's Board of Directors approved the sale of the Company's interest in Ocean State at its original investment amount of $500 to Bastian. In addition, the spin-off of Bastian, in the form of a stock dividend to the Company's stockholders of record as of June 30, 1995, was approved. As of September 2, 1997, Bastian has not filed a registration statement with the Securities and Exchange Commission to register the Bastian common shares pursuant to the Securities Exchange Act of 1934. Therefore, the Company has not completed the pro rata distribution of the Bastian common shares and, as such, Bastian and Ocean State are still technically subsidiaries of the Company.

      The Company has recorded the spin-out as though it has been formally consummated. Accordingly, retained earnings was increased by $539,502 in 1995, representing the carrying value of the investment on June 30, 1995. (See Note 2)

      Following is a summary of consolidated net liabilities and consolidated results of operations of The Bastian Company, Inc. and subsidiary as of June 30, 1995 and for the year then ended:

            Accounts receivable                              $  193,603
            Inventory                                            71,411
            Property, plant and equipment (net)                 291,797
            Other assets                                            770
            Goodwill                                            262,246
                                                             ----------

            Total assets                                        819,827
                                                             ----------

            Accounts payable                                    203,976
            Notes payable                                       217,792
            Other current liabilities                           837,561
            Long-term debt                                      100,000
                                                             ----------

            Total liabilities                                 1,359,329
                                                             ----------

            Net liabilities                                     539,502

            Property dividend                                  (539,502)
                                                             ----------

            Net liabilities of discontinued operations    $           -
                                                          =============

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                   Notes To Consolidated Financial Statements
                          June 30, 1997, 1996 And 1995

1.    BUSINESS DESCRIPTION (continued)

            Sales and other revenue                             $1,466,388
            Cost and expenses                                    1,616,406

            Loss before income taxes                              (150,018)
            Income taxes                                               732

            Net loss                                              (150,750)
            Income eliminated upon consolidation                  (103,111)

            Loss from discontinued operations                   $ (253,861)
                                                                ==========

            As of June 30, 1997, the Company was owed $102,862 from Bastian for advances. The Company has a second security interest in virtually all of the assets in Bastian. Due to the financial condition of Bastian, the Company reserved $100,000 for possible uncollectibility.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a)    PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of the Company and its 70% owned subsidiary, Coating Technology, Inc. All material intercompany items have been eliminated in consolidation.

            The consolidated financial statements do not include the accounts of its 89% owned subsidiary, The Bastian Company, Inc. and its 100% owned subsidiary, Ocean State Enameling, Inc., as required by generally accepted accounting principles. The Company believes that not consolidating these subsidiaries provides for a more meaningful presentation of continuing operations. (See Note 1)

      b)    USE OF ESTIMATES

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

      c)    REVENUE RECOGNITION

            The Company records its revenues and expenses on the accrual basis of accounting. Revenues are recognized on the date goods are shipped.

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                   Notes To Consolidated Financial Statements
                          June 30, 1997, 1996 And 1995

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      d)    PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment are carried at cost. Depreciation is computed on the straight-line method over a period of 5 to 39 years. Accelerated methods are used for tax purposes by Coating Technology, Inc.

      e)    OPERATING RIGHTS

            During 1995, the Company acquired the rights to a new technology, which is a new process for plating electroless nickel on aluminum. These operating rights are being amortized using the straight-line method over 15 years.

      f)    DEBT ISSUANCE COSTS

            Debt issuance costs are being amortized using the straight-line method over the term of the related debt instrument, five years.

      g)    INCOME TAXES

            Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled.

      h)    EARNINGS PER SHARE

            Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Options to purchase common stock have a negligible effect on earnings per share.

3.    DUE FROM NYSERDA

      On June 22, 1995, the Company entered into an agreement with the New York State Energy Research and Development Authority (NYSERDA). Under the terms of the agreement, NYSERDA shared in the cost to develop a new technology by paying $325,010, which represented 59.8% of the actual development costs. NYSERDA paid the Company 90% of its 59.8% share upon receipt of an invoice for a progress payment. Final payment shall be made after completion of work and receipt of the final report. The Company has recorded $325,010 of reimbursements from NYSERDA through June 30, 1997.

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                   Notes To Consolidated Financial Statements
                          June 30, 1997, 1996 And 1995

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

      NYSERDA possesses certain rights to contract data and certain liquidation or dissolution preferences pursuant to the contract.

4.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following:

                                                  1997                1996
                                                  ----                ----

            Leasehold improvements               $ 28,784           $ 28,784
            Machinery and equipment               827,891            794,998
            Furniture and fixtures                 72,954             60,375
                                                ---------          ---------

                                                 $929,629           $884,157
                                                 ========           ========

      Depreciation and amortization expense for each of the three years in the period ended June 30, 1997 was $93,579, $87,858 and $76,425, respectively.

5.    LONG-TERM DEBT

      Long-term debt consists of the following:               1997        1996
                                                              ----        ----

      8%  convertible  subordinated  debentures due and    $275,000     $275,000
      payable  on June 30,  1999.  The  debentures  are
      subordinated    to    the    Company's     senior
      indebtedness.   See   Note   8   for   conversion
      provisions.


      Note  payable  secured  by  specific   equipment.     53,333        80,000
      Interest accrues at 5%. Principal,  in the amount
      of  $26,667,   plus   interest  is  payable  each
      December through 1998.



      Installment  note payable in monthly  payments of     66,666        86,667
      $1,667, plus interest at prime plus 1.5%, through
      October  2000.  The note is  secured by a general
      lien  on  equipment,   accounts   receivable  and
      inventory and is guaranteed by the stockholders of Coating Technology, Inc.

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                   Notes To Consolidated Financial Statements
                          June 30, 1997, 1996 And 1995

5.    LONG-TERM DEBT (continued)                            1997       1996
      --------------                                        ----       ----

      Installment  note payable in monthly  payments of
      $1,667,  plus interest at prime plus 2%,  through
      December  1997.  The note is secured by a general
      lien  on  equipment,   accounts   receivable  and
      inventory and is  guaranteed by the  stockholders
      of Coating Technology, Inc.                           9,946     29,958
                                                          -------   --------
                                                          404,945    471,625
      Less:  Current portion                               56,613     66,679
                                                        ---------   --------

      Long-term debt, net of current portion             $348,332   $404,946
                                                         ========   ========

      The aggregate maturities for all long-term borrowings for the next four fiscal years as of June 30, 1997 are as follows:

                       1998                  $  56,613
                       1999                    321,666
                       2000                     20,000
                       2001                      6,666
                                             ---------
                                              $404,945
                                              ========

      The installment note in the amount of $9,946 requires certain restrictive covenants of which Coating Technology, Inc. was in compliance.

6.    OTHER LONG-TERM LIABILITY

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

7.    INCENTIVE STOCK OPTION PLAN

      The Company has an incentive stock option plan for key employees, reserving 850,000 shares of common stock for issuance upon the exercise of options granted under the plan. The options expire 10 years from date of grant (5 years for grantees who hold 10% or more of the Company voting power) and are exercisable one year from the date of the grant on a cumulative basis at the rate of 25% of the total number of shares covered by the grant. As of June 30, 1997, options on 435,000 shares have been exercised at $.06 per share; options on 150,000 shares at $.06 per share are outstanding and exercisable and expire in December, 1997; leaving options on 265,000 shares available under the plan.

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                   Notes To Consolidated Financial Statements
                          June 30, 1997, 1996 And 1995

8.    COMMON STOCK AND STOCK WARRANTS

      In December 1988, the Company sold 575,000 $.01 par value common shares and warrants to purchase 575,000 additional common shares. The selling price was $.50 per newly issued share. The warrants were exercisable for two years at $.60 per common share. The sale of common stock and warrants was made by means of a private placement. The 575,000 newly issued shares constituted the minimum offering under terms of the private placement. 552,000 warrants were outstanding as of June 30, 1997. The Company has extended the exercise period for these warrants to October 31, 1997.

      During the year ended June 30, 1995, the Company issued convertible subordinated debentures. These debentures are redeemable by the Company upon at least 30 days notice at any time after December 30, 1995, and will be convertible into common shares of the Company. The holders of the debentures may convert the debentures into common shares of the Company at any time prior to 5:00 pm on June 30, 1999. The conversion price is $.75 per share through June 30, 1996, $.95 per share from July 1, 1996 through June 30, 1998, and $1.25 per share thereafter.

      Accompanying each $25,000 debenture is a non-detachable warrant. Each non-detachable warrant enables the holder to purchase up to an additional 33,333 shares at an exercise price of $.85 per share. The warrants can only be exercised coincidentally with the conversion of the debenture.

      The Company also has an outstanding warrant to purchase 60,000 common shares at $.06 per share. The warrant was issued in connection with the purchase of equipment in 1994 and expires October 31, 1997.

      During the year ended June 30, 1995, the Company acquired the operating rights to a new chemical process. As part of the purchase price, the Company was obligated to issue 100,000 common shares upon the transfer of clear title to certain patent pending rights and receipt of $.06 per share. An additional 100,000 common shares must be issued when the patent is accepted. Also, 300,000 common shares must be issued based upon the Company attaining certain sales levels of the new chemical process. All common shares issued under this agreement require payment of $.06 per share.

9.    MINORITY INTEREST

      Coating Technology, Inc. is in the business of electroless nickel and aluminum anodizing operations. The accounts of Coating Technology, Inc. for the years ended June 30, 1997 and 1996 are included in the consolidated financial statements of the Company with recognition of a minority interest representing the 30% interest owned by another party.

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                   Notes To Consolidated Financial Statements
                          June 30, 1997, 1996 And 1995

9.    MINORITY INTEREST (continued)

      Summarized balance sheet data of Coating Technology, Inc. as of June 30, 1997 and 1996 is as follows:


                                                   1997              1996
                                                   ----              ----

            Current assets                       $276,000          $318,000
            Property and equipment, net           451,000           497,000
            Other assets                           54,000            10,000
                                                ---------         ---------

                                                 $781,000          $825,000
                                                 ========          ========

            Current liabilities                  $223,000          $251,000
            Long-term liabilities                  88,000           144,000
                                                ---------          --------
                                                  311,000           395,000
            Shareholders' equity                  470,000           430,000
                                                 --------          --------

                                                 $781,000          $825,000
                                                 ========          ========

      Summarized income statement data of Coating Technology, Inc. for the years ended June 30, 1997, 1996 and 1995 is as follows:

                                         1997          1996            1995
                                         ----          ----            ----

            Revenues                 $1,613,000    $1,629,000      $1,573,000
            Costs and expenses        1,572,000     1,613,000       1,488,000
                                     ----------    ----------      ----------

            Net income              $    41,000   $    16,000     $    85,000
                                    ===========   ===========     ===========

      Depreciation expense for Coating Technology, Inc. for the years ended June 30, 1997, 1996 and 1995 amounted to $91,303, $86,081 and $76,326, respectively.

      Capital expenditures for Coating Technology, Inc. for the years ended June 30, 1997, 1996 and 1995 amounted to $45,472, $48,922 and $115,249, respectively.

10.   SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

      During the year ended June 30, 1997, Coating Technology, Inc. had two customers who, in the aggregate, accounted for 26% of consolidated sales.

      During the year ended June 30, 1996, Coating Technology, Inc. had two customers who, in the aggregate, accounted for 21% of consolidated sales.

      During the year ended June 30, 1995, Coating Technology, Inc. had one customer who accounted for 13% of consolidated sales.

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                   Notes To Consolidated Financial Statements
                          June 30, 1997, 1996 And 1995

10.   SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK (continued)

      Coating Technology, Inc. grants credit to its customers, substantially all of whom are manufacturers located in Western New York. Two Coating Technology, Inc. customers comprised 21% of accounts receivable at June 30, 1997. One Coating Technology, Inc customer comprised 10% of accounts receivable at June 30, 1996.

11.   INCOME TAXES

      Provision for income taxes was determined as follows:

                                              1997          1996          1995
                                              ----          ----          ----

Loss before income taxes                    $(127,774)   $(157,094)   $(132,061)
Loss eliminated upon consolidation               --           --       (103,111)
Excess tax depreciation                        (1,565)     (26,926)     (45,924)
State income tax                               (2,833)      (1,600)      (6,700)
Minority interest in income of subsidiary      12,283        4,896       25,596
Net operating loss of Metal Arts              124,588      152,267      205,853
Allowance for doubtful accounts                  --          6,000      100,000
Other                                          53,337       22,480       21,418
                                            ---------    ---------    ---------

Federal taxable income                      $  58,036    $      23    $  65,071
                                            =========    =========    =========

Federal statutory income tax                $   9,509    $       3    $  11,268
Federal alternative minimum tax (credit)       (4,901)          (3)       2,292
State income tax                                2,833        1,600        6,700
Other                                              (8)        --            (60)
Deferred                                       (8,900)     (11,400)      (5,400)
                                            ---------    ---------    ---------

Provision for income taxes                  $  (1,467)   $  (9,800)   $  14,800
                                            =========    =========    =========

      Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 (FASB 109), "Accounting for Income Taxes" requires that an asset be recorded for the expected realizable value of net operating loss carryforwards and tax credits and a corresponding valuation allowance for the amount of tax benefits not expected to be realized.

      The Company has recorded a deferred tax asset of $204,900 reflecting the benefit of net operating loss carryforwards and investment tax credit carryforwards. Realization is dependent on generating sufficient taxable income prior to expiration of the net operating loss and investment tax credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------
                    Notes To Consolidated Financial Statements
                          June 30, 1997, 1996 And 1995

11.   INCOME TAXES (continued)

      At June 30, 1997, the Company had available net operating loss deduction carryforwards for Federal income tax purposes which expire as follows:

                          1998                     $  697,000
                          2001                          8,000
                          2003                        160,000
                          2009                          8,000
                          2010                        206,000
                          2011                        152,000
                          2012                        125,000
                                                  -----------
                                                   $1,356,000
                                                   ==========


      Coating Technology, Inc. has approximately $72,200 of New York State investment tax credit carryforwards that expire in various years from 1999 to 2007 and Federal and New York State alternative minimum tax credit carryforwards of approximately $5,600.

      Deferred income taxes consist of:                   1997          1996
                                                          ----          ----

            Assets:
                 NOL carryforward                      $ 514,700     $ 697,200
                 Federal tax credit carryforwards          1,800        37,500
                 NYS tax credit carryforwards             76,500        95,200
                 Allowance for doubtful accounts           2,200         2,200
                 Less: Valuation allowance              (346,300)     (592,500)
                                                       ---------     ---------

                      Net deferred tax assets            248,900       239,600

            Liabilities:
                 Depreciation                            (58,800)      (58,400)
                                                      ----------    ----------

                                                       $ 190,100     $ 181,200
                                                       =========     =========

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

            Net current deferred tax asset - Metal Arts                     $ 26,600       $  14,200
            Net long-term deferred tax asset - Metal Arts                    178,300         179,000
            Net long-term deferred tax liability - Coating Technology        (14,800)        (12,000)
                                                                            ---------       ---------

                                                                            $190,100        $181,200
                                                                            ========        ========

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   ------------------------------------------

                   Notes To Consolidated Financial Statements
                          June 30, 1997, 1996 And 1995

12.   COMMITMENTS

      Coating Technology, Inc. had a lease agreement through August 31, 1996. This lease has been extended until January 31, 1998. In addition to the seven monthly rental payments of $8,709, Coating Technology, Inc. is also responsible for its own utilities and general maintenance.

      During 1997, the Coating Technology entered into a new ten year lease agreement for its new manufacturing and office space. The lease requires 28 monthly rental payments of $5,958, beginning September 1, 1997. The annual rent as of January 1, 2000, and each January 1st thereafter, shall be increased by the percentage increase in the consumer price index for the previous calendar year, but in no event, more than three percent in any year. In addition, the Company is also responsible for its own utilities.

      Effective   July  1,  1995,  the  Company  rents  office  space  from  its unconsolidated subsidiary on a month-to-month basis for $500 per month.

      Consolidated rent expense for each of the years ended June 30, 1997, 1996 and 1995 was approximately $111,000, $109,000 and $92,000, respectively.

      During the year ended June 30, 1995, the Company entered into a royalty agreement in conjunction with the purchase of the operating rights to a new chemical process. The agreement requires royalty payments of 2% of gross sales of the new chemical process throughout the former owner's lifetime. As of June 30 ,1997, no royalties were due under this agreement.

      In addition, the Company entered into a licensing agreement for an existing chemical process. The agreement requires licensing fees equal to 50% of the Company's net profit on sales of this process.
      As of June 30, 1997, no fees were due under this agreement.

13.   CONTINGENCIES

      The Company is the guarantor of debt owed to the City of Geneva, N.Y. by its unconsolidated subsidiary, Bastian, in the approximate amount of $280,000. Bastian is currently in default on its debt payments to the City of Geneva.

      Bastian has incurred substantial losses in recent years and has a deficiency of stockholders' equity. Although Bastian has taken steps to return to profitability, it is at least reasonably possible that Bastian will not become profitable in the near future. If not, the Company may become responsible for repayment of at least a portion of the amount owed to the City of Geneva. As of June 30, 1997, the Company has not recorded a liability relating to this contingency in its financial statements.

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                   Notes To Consolidated Financial Statements
                          June 30, 1997, 1996 And 1995

14.   BENEFIT PLAN

      During 1996, Coating Technology, Inc. started a salary reduction plan pursuant 401(k) of the Internal Revenue Code that covers all eligible employees. Employees are eligible for participation in the plan after the completion of six months of service and attainment of age twenty-one. Under terms of the plan, the Company contributes up to 1.25% of each participant's compensation. Also, Coating may make additional contributions to the plan at its discretion. Coating's contributions to the plan amounted to $3,135 in 1997 and $2,807 in 1996.

15.   SUBSEQUENT EVENT

      On July 31, 1997, the Company entered into an exclusive license agreement with a manufacturer to sell its "Microsmooth" process. The Company received a $25,000 development advance and a $25,000 initial exclusive license fee. The Company is not permitted to issue any other licenses until January 1, 1998 or until the process is perfected, whichever comes later.

      If the process is perfected and approved by the licensee, the Company shall be entitled to royalty payments based upon sales by the licensee. Minimum royalty payments amount to $150,000 per year.

16.   TRANSACTIONS WITH RELATED PARTIES

      Amounts due from shareholder do not bear interest, are unsecured and have no fixed repayment terms.

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                      SCHEDULE II - AMOUNTS RECEIVABLE FROM
                        RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                For The Years Ended June 30, 1997, 1996 And 1995


                     BALANCE AT                                        BALANCE
                     BEGINNING               AMOUNTS     AMOUNTS       AT END
NAME OF DEBTOR       OF YEAR     ADDITIONS   COLLECTED   WRITTEN OFF   OF YEAR
--------------       -------     ---------   ---------   -----------   -------

June 30, 1997

      N/A            $   --     $   --       $   --      $   --       $  --
                     ========   ========     ========    ========     =======

June 30, 1996

      N/A            $   --     $   --       $   --      $   --       $  --
                     ========   ========     ========    ========     =======

June 30, 1995

      N/A            $   --     $   --       $   --      $   --       $  --
                     ========   ========     ========    ========     =======

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                For The Years Ended June 30, 1997, 1996 And 1995




                               BALANCE AT                            BALANCE
                                BEGINNING   ADDITIONS                AT END
CLASSIFICATION                   OF YEAR     AT COST   RETIREMENTS   OF YEAR
--------------                   -------     -------   -----------   -------


June 30, 1997

      Leasehold improvements    $ 28,784   $   --       $   --       $ 28,784
      Machinery and equipment    794,998     32,893         --        827,891
      Furniture and fixtures      60,375     12,579         --         72,954
                                --------   --------     --------     --------

                                $884,157   $ 45,472     $   --       $929,629
                                ========   ========     ========     ========

June 30, 1996

      Leasehold improvements    $ 26,052   $  2,732     $   --       $ 28,784
      Machinery and equipment    759,582     35,416         --        794,998
      Furniture and fixtures      42,516     17,859         --         60,375
                                --------   --------     --------     --------

                                $828,150   $ 56,007     $   --       $884,157
                                ========   ========     ========     ========

June 30, 1995

      Leasehold improvements    $ 24,027   $  2,025     $   --       $ 26,052
      Machinery and equipment    662,358     97,224         --        759,582
      Furniture and fixtures      23,740     18,776         --         42,516
      Artwork and dies           196,358       --        196,358         --
                               --------    --------     --------     --------

                                $906,483   $118,025     $196,358     $828,150
                                ========   ========     ========     ========

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

           SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                          PROPERTY, PLANT AND EQUIPMENT

                For The Years Ended June 30, 1997, 1996 And 1995


                                             ADDITIONS
                                BALANCE AT  CHARGED TO                 BALANCE
                                 BEGINNING   COSTS AND                 AT END
CLASSIFICATION                   OF YEAR     EXPENSES    RETIREMENTS   OF YEAR
--------------                   -------     --------    -----------   -------

June 30, 1997

      Leasehold improvements     $ 11,348    $  2,983    $   --      $ 14,331
      Machinery and equipment     336,107      80,124        --       416,231
      Furniture and fixtures       28,435      10,472        --        38,907
                                 --------    --------    --------    --------

                                 $375,890    $ 93,579    $   --      $469,469
                                 ========    ========    ========    ========

June 30, 1996

      Leasehold improvements     $  8,606    $  2,742    $   --      $ 11,348
      Machinery and equipment     259,542      76,565        --       336,107
      Furniture and fixtures       19,884       8,551        --        28,435
                                 --------    --------    --------    --------

                                 $288,032    $ 87,858    $   --      $375,890
                                 ========    ========    ========    ========

June 30, 1995

      Leasehold improvements     $  6,103    $  2,503    $   --      $  8,606
      Machinery and equipment     190,795      68,747        --       259,542
      Furniture and fixtures       14,709       5,175        --        19,884
      Artwork and dies            196,358        --       196,358        --
                                 --------    --------    --------    --------

                                 $407,965    $ 76,425    $196,358    $288,032
                                 ========    ========    ========    ========

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                For The Years Ended June 30, 1997, 1996 And 1995



                                              ADDITIONS
                                BALANCE AT    CHARGED TO                     BALANCE
                                 BEGINNING    COSTS AND                      AT END
DESCRIPTION                       OF YEAR     EXPENSES       DEDUCTIONS      OF YEAR
-----------                       -------     --------       ----------      -------
Allowance for doubtful
accounts - deducted from
accounts and notes receivable
in the balance sheet

           June 30, 1997         $110,000    $       --      $     --      $110,000
                                 ========    ============    ==========    ========


           June 30, 1996         $104,000    $      6,000    $     --      $110,000
                                 ========    ============    ==========    ========


           June 30, 1995         $  4,000    $    100,000    $     --      $104,000
                                 ========    ============    ==========    ========




                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                For The Years Ended June 30, 1997, 1996 And 1995



ITEM                                 CHARGED TO COSTS AND EXPENSES
----                                 -----------------------------

                                      1997        1996       1995
                                      ----        ----       ----

Maintenance and repairs              $71,181    $66,478    $26,740
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

NAME                        AGE                 POSITIONS WITH METAL ARTS
----                        ---                 -------------------------

Stanley J. Dahle            60                  President,
                                                Chief Executive Officer and
                                                Director

Albert A. Cauwels           63                  Secretary and Director

Geoffrey A. Rich            48                  Director

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

     GEOFFREY A. RICH has been President of Coating Technology since its inception in 1989 and Chief Executive Officer since 1995. He has been a director of Metal Arts since December, 1990.

     None of Metal Arts' Directors is a Director of any company with a class of securities registered pursuant to Section 12 of the Securities & Exchange Act of 1934, as amended, or of any company registered under the Investment Company Act of 1940, as amended. There is no family relationship among any members of the Board of Directors or the Executive Officers or significant employees of Metal Arts. The Board of Directors met 6 times during the fiscal year ended June 30, 1997. At the present time, the company has no Audit, Compensation or Nominating Committees. All Directors and Executive Officers have been elected to serve as Directors and Executive Officers until the next annual meeting of shareholders of Metal Arts or until their successors have been elected and qualified. There are no arrangements or understandings between any Director or Executive Officer and any other persons pursuant to which any such Directors or Executive Officers was or is to be selected as a Director or nominee for Director.

                         ITEM 11. EXECUTIVE COMPENSATION

     The aggregate direct remuneration accrued and paid by Metal Arts and Coating Technology, during the fiscal year ended June 30, 1997, to each of Metal Arts' Officers and Directors whose aggregate remuneration exceeded $50,000, and to all Directors and Officers of Metal Arts as a group, is set forth in the following table.

                                                        CASH AND CASH-EQUIVALENT
                                                                FORM OF
                                                             REIMBURSEMENT
                                                             -------------

                                            SALARIES,
                                             FEES,            SECURITIES OR
                                           DIRECTOR'S           PROPERTY,
                                             FEES,              INSURANCE
NAME OF INDIVIDUAL                         COMMISSIONS          BENEFITS OR
OR NUMBER OF            CAPACITIES IN         AND            REIMBURSEMENTS,
PERSONS IN GROUP       WHICH SERVED (1)      BONUSES        PERSONAL BENEFITS
----------------       ----------------      -------        -----------------


Stanley J. Dahle        President,           $ 95,000           $  5,000
                        CEO, and
                        Director

Albert A. Cauwels       Secretary and        $    -0-           $    -0-
                        Director

Geoffrey A. Rich        Director             $ 80,000           $  5,000

All Officers and        All Officers         $175,000           $ 10,000
Directors as a          and Directors
group (3) persons       as a group

OTHER COMPENSATION

     There was no other compensation of any kind paid to the officers and directors during fiscal year 1997. No executive earned more than $100,000 of total compensation. There is no executive committee and all compensation decisions are made by the Board of Directors. There were no loans made to officers, no directors fees and no long term compensation arrangements. There were no outstanding stock option grants to officers at year end. There are no employment agreements.


OPTION EXERCISE AND VALUE TABLE
                                                            NUMBER OF
                                                           SECURITIES               IN-THE-MONEY
                                                           UNDERLYING               OPTIONS/SARS
                            SHARES                         UNEXERCISED                AT FISCAL
                           ACQUIRED         VALUE         OPTIONS/SARS             YEAR-END ($)***
                          ON EXERCISE    REALIZED***        AT FISCAL             EXERCISABLE (E) /
NAME                          (#)            ($)          YEAR-END (#)            UNEXERCISABLE (U)
                                                        EXERCISABLE (E) /
                                                        UNEXERCISABLE (U)
-----------------------------------------------------------------------------------------------------
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

         Non-Management directors are paid a fee of $250 per meeting attended. There are no such directors at this time. During the past fiscal year, fees aggregating $-0- were paid. Directors who are also full time employees are not paid director's fees.

            OFFICER COMPENSATION FOR THE PRECEDING THREE FISCAL YEARS

                        SECURITIES OR
                     PROPERTY, INSURANCE
                         BENEFITS OR
                           FISCAL         DIRECTORS FEES,       REIMBURSEMENTS
NAME                        YEAR      COMMISSIONS & BUSINESS   PERSONAL BENEFITS
----                        ----      ----------------------   -----------------

Stanley J. Dahle            1997          $95,000                $5,000
                            1996           85,650                 5,000
                            1995           80,000                 5,000

Albert A. Cauwels           1997              -0-                   -0-
                            1996              -0-                   -0-
                            1995              -0-                   -0-

Geoffrey A. Rich            1997           80,000                 5,000
                            1996           73,400                 5,000
                            1995           73,750                 5,000

STOCK OPTION PLAN

         On March 3, 1982, Metal Arts adopted an incentive stock option plan (the "Plan" or the "Stock Option Plan") pursuant to Section 422A of the Internal Revenue Code. Under the Plan, as amended, Metal Arts' Board of Directors may grant options to key employees (including executive officers of Metal Arts) to purchase up to an aggregate 850,000 common shares.

         Such options expire 10 years from the date of the grant (but must be exercised within 5 years of the date of grant for grantees who hold 10 percent or more of the common shares) and are exercisable one year from the date of the grant on a cumulative basis at the rate of 25 percent of the total number of common shares subject to the option granted. Options must be granted at no less than fair market value (but not less than 110 percent of fair market value for grantees who hold 10 percent or more of the common shares). During the Fiscal Year ended June 30, 1997, no options were exercised. Remaining is an option by Mr. Charlson to purchase 150,000 common shares at $.06 per share. There are currently available under the plan 265,000 common shares for future grants. Metal Arts' management believes that the availability of the Plan, and the grants of the options, will enable the Company to attract and hold valuable employees by providing them with incentives to foster growth.

            ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

         The following table sets forth information as of October 1, 1997, with respect to all directors, officers, and persons who are known by Metal Arts to be the beneficial owners of more than five percent (5%) of the common shares of Metal Arts. The common shares are the only voting securities of Metal Arts. All persons listed below have sole voting and investment power with respect to their common shares unless otherwise indicated.


         NAME AND ADDRESS OF           AMOUNT BENEFICIALLY        PERCENT
         BENEFICIAL OWNER                   OWNED                OF CLASS
         ----------------                   -----                --------

         Stanley J. Dahle                 1,419,000(a)              20
         81 Country Club Drive
         Rochester, New York

         Clifford W. Charlson               753,000(b)              10
         987 East Avenue
         Rochester, New York

         Albert A. Cauwels                    486,551               6.8
         28 Franklin Street
         Phelps, New York

         Geoffrey A. Rich                     225,000               3.2
         2856 Gildersleeve Road
         Walworth, New York

         All officers and directors
         as a group (3) persons             2,130,551               30

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

(a) The  following  documents  are filed as a part of this Form 10-K 1997 Annual
Report:

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

                                         THE METAL ARTS COMPANY, INC.




Date:  10-10-97                          By:   /s/STANLEY J. DAHLE
                                               Stanley J. Dahle
                                               President and
                                               Chief Executive Officer




Date:  10-10-97                          By:   /s/ALBERT A. CAUWELS
                                               Albert A. Cauwels
                                               Secretary and Director


         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                 TITLE                            DATE
---------                 -----                            ----

                          Chairman, President
                          Chief Executive Officer          10-10-97
/s/STANLEY J. DAHLE       and Director
Stanley J. Dahle





/s/ALBERT A. CAUWELS      Secretary and Director           10-10-97
Albert A. Cauwels





/s/GEOFFREY A. RICH       Director                         10-10-97
Geoffrey A. Rich

EXHIBITS

3(a) Certificate of Incorporation of Registrant and Amendments thereto. (Filed as Exhibits 2 (a-c, e) to Registration Statement No. 2-69789-NY (the "Registration Statement") and incorporated herein by reference.)

3(a)(1) Certificate of Amendment to the Certificate of Incorporation of Registrant as approved at the 1989 Annual Meeting.

3(b) By-laws of Registrant. (Filed as Exhibit 2(d) to the Registration Statement and incorporated herein by reference.)

4(a) Secured Promissory Note dated November 30, 1992, between Coating Technology and M&T Bank. (Filed as Exhibit 4(i) to the company's Form 10-K for the year ended June 30, 1993 and incorporated herein by reference.)

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

10(g) Lease agreement dated February 19, 1997 between O'Brien and Gere Property Development, Inc. as Landlord and Coating Technology, Inc. as Tenant relating to its new facility at 800 St. Paul St., Rochester, New York. (Filed as exhibit (g) to the Company's Form 10-K for the year ended June 30, 1997, and incorporated herein by reference.)

11 Description of computation of per share earnings. (See Note 2 of Notes to Consolidated Financial Statements of the Metal Arts Company, Inc.)

22. Subsidiaries. The subsidiaries of the company and the state of incorporation are as follows:

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