Form 10-Q
period 1997-09-30
METAL ARTS CO INC
filed 1997-11-25
CIK 320303

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended September 30, 1997 Commission File Number 0-9998


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

The number of shares of common stock, $.01 par value, outstanding at September 30, 1997 was 7,407,402.







                               Page 1 of 12 Pages
                           Exhibit Index is on Page 2

                          THE METAL ARTS COMPANY, INC.
                          ----------------------------

                                   I N D E X
                                   ---------


Part I               Financial Information:

                     Consolidated Condensed Balance Sheets,
                     September 30, 1997 and June 30, 1997.           4 and 5

                     Consolidated condensed Statements of
                     Operations, three months ended September 30,
                     1997 and 1996.                                        6

                     Consolidated Condensed Statement of
                     Cash Flows, three months ended
                     September 30, 1997 and 1996.                          7

                     Notes to Consolidated Condensed
                     Financial Statements.                                 8

                     Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations.                                        9

Part II              Other Information                                    10








                                       (2)

                          PART I FINANCIAL INFORMATION
               ---------------------------------------------------



































                                       (3)




                          THE METAL ARTS COMPANY, INC.
                          ----------------------------

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------

                                  (UNAUDITED)

ASSETS
                                                           9/30/97        06/30/97
                                                           -------        --------
Current Assets:
           Cash                                         $    73,766    $    53,241
           Trade accounts receivable - net                  246,626        223,791
           Current portion of due from NYSERDA               10,000         32,501
           Due from former subsidiary - net                   1,362          2,862
           Current portion of deferred tax asset             26,600         26,600
           Prepaid expenses and other current assets         19,525          8,364
                                                         -------------------------
                                                            377,879        347,359

PROPERTY, PLANT AND EQUIPMENT                               931,002        929,629
           Less accumulated depreciation                   (492,569)      (469,469)
                                                         -------------------------
                                                            438,433        460,160
OTHER ASSETS
           Due from shareholders                                  0         13,009
           Cash value of life insurance                       7,893          7,893
           Operating rights - net                            16,750         16,750
           Debt issuance costs - net                         10,622         10,622
           Deferred tax asset, net of current portion       178,300        178,300
           Other assets                                      52,696         30,543
                                                         -------------------------
                                                            266,261        257,117
                                                         -------------------------

TOTAL ASSETS                                            $ 1,082,573    $ 1,064,636
                                                         =========================


                                       (4)





                          THE METAL ARTS COMPANY, INC.
                          ----------------------------

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------

                                  (UNAUDITED)

                                  (CONTINUED)

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                      9/30/97           6/30/97
                                                      -------           -------

CURRENT LIABILITIES

           Current portion of long-term debt         $   56,613        $  56,613
           Accounts payable - trade                     204,552          220,809
           Accrued expenses                              18,268            8,207
           Accrued payroll and related taxes             17,250           21,702
           Accrued commissions                           33,933           34,401
             Deferred revenue                            12,500                0
                                                    ----------------------------
                                                        343,116          341,732

LONG-TERM LIABILITIES
           Long-term debt, net of current portion       338,329          348,332
           Other long-term liability                    243,222          243,222
           Deferred tax liability                        14,800           14,800
                                                    ----------------------------
                                                        596,351          606,354

MINORITY INTEREST IN SUBSIDIARY                         153,831          142,181

STOCKHOLDERS' EQUITY
Common stock- $.01 par value, 15,000,000 shares
authorized; issued and outstanding; 7,407,402 at
Sept. 30, 1997 and 7,407,402 at June 30, 1997            74,074           74,074
     Paid-in capital in excess of par value           2,407,188        2,407,188
     Accumulated deficit                             (2,491,987)      (2,506,893)
                                                    ----------------------------
                                                        (10,725)         (25,631)
                                                    ----------------------------
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                                $ 1,082,573      $ 1,064,636
                                                    ============================

                                       (5)

                          THE METAL ARTS COMPANY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                           THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                           1997           1996
                                           ----           ----

SALES - NET                            $   471,006    $   407,276

COST OF SALES                             (354,630)      (336,037)
                                        --------------------------
GROSS MARGIN                               116,376         71,239

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                    (81,846)       (59,748)
RESEARCH AND DEVELOPMENT                         0         12,517
                                        --------------------------

OPERATING INCOME (LOSS)                     34,530         24,008

INTEREST EXPENSE                            (8,054)        (9,658)
INTEREST INCOME                                 81            541
MINORITY INTEREST IN INCOME
OF SUBSIDIARY                              (11,650)        (9,936)
                                        --------------------------
                                           (19,623)       (19,053)
                                        --------------------------
NET INCOME (LOSS)
FOR THE PERIOD                         $    14,907    $     4,955
                                        ==========================
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
OUTSTANDING                              7,407,402      7,307,402

EARNINGS PER SHARE OF
COMMON STOCK:
    Net income (loss) for the period   $      0.00    $      0.00
                                        ==========================








                                       (6)



                          THE METAL ARTS COMPANY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                              THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              1997           1996
                                                              ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss) for the period                       $ 14,907    $   4,955
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
     Rent expense offset against advances to
       former subsidiary                                       1,500        1,500
     Depreciation and amortization                            23,100       23,100
     Minority interest in income of subsidiary                 1,650        9,936
     Change in operating accounts:
          Accounts receivable                                   (334)     (20,321)
          Prepaid expenses and other                         (33,315)       4,460
          Accounts payable                                   (16,257)     (21,123)
          Accrued expenses                                    10,061        9,605
          Accrued payroll and commissions                     (4,920)      (1,681)
            Deferred revenue                                  12,500            0
                                                            ---------------------
                                                              18,892       10,431
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                     (1,373)      (8,417)
     Repayment of advance to shareholder                      13,009            0
                                                            ---------------------
                                                               1,636       (8,417)
CASH FLOWS FINANCING ACTIVITIES
     Payments on long term debt                              (10,003)     (10,003)
                                                            ---------------------

NET INCREASE IN CASH                                          20,525       (7,990)

CASH - BEGINNING                                              53,241      112,215
                                                            ---------------------

CASH ENDING                                                 $ 73,766    $ 104,225
                                                             ====================
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash Paid for interest expense                         $  8,054    $   9,658
                                                             ====================

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
     Accounts payable-trade staisfied                       $      0    $       0
     Common stock issued                                           0            0
     Cash paid                                              $      0    $       0
                                                             ====================


                                       (7)

                          THE METAL ARTS COMPANY, INC.

              Notes to Consolidated Condensed Financial Statements

1. These statements should be read in conjunction with the audited financial statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the fiscal year ended June 30, 1997. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments of a normal recurring nature necessary for the fair presentation of the Company's financial position as of Sept. 30, 1997 and the results of operations for the three months ended Sept.
30, 1997and 1996

2. The results of operations for the three months ended Sept. 30, 1997 are not necessarily indicative of the results to be expected for the full year.

3. Earnings (loss) per share of common stock is computed on the weighted average number of shares outstanding during the three months ended Sept. 30, 1997 and 1996. The weighted average number of shares outstanding at the end of each period is determined by totaling the number of shares outstanding at the end of each month in the period and dividing the sum by the number of months in the period.
















                                       (8)

                          THE METAL ARTS COMPANY, INC.
                          ----------------------------
               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                       Condition and Results of Operation
                       ----------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

PRIVATE PLACEMENT OF DEBENTURES

The company sold, as of September 30, 1994, eleven debentures for a total of $275,000. The purpose of the private placement was to acquire the technology for plating electroless nickel on aluminum, complete all research and development, conduct test trials with potential customers leading up to commercialization .

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

MICROSMOOTH (TM)

The Company initially applied for a patent on Microsmooth(TM), its proprietary activator for plating electroless nickel on aluminum in March, 1994. That application was then split into three separate applications; the chemical formula; the process and; the resulting product.




                                       (9)

Subsequently, and as a result of significant chemical formula modifications, the original formula application was abandoned and a new patent application was filed in June, 1997.

On July 30, 1997 the Company entered into an exclusive license agreement with Alyn Corporation, Inc. for Alyn to use the Microsmooth(TM) process on Alyn's
Boralyn alternate computer memory disks. The Company will receive material royalties from the Alyn Corporation to retain Alyn's excluseve worldwide rights to the Microsmooth(TM) technology on alternate computer memory disks.


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


















                                      (10)

                          The Metal Arts Company, Inc.
                          ----------------------------

                    Management's discussion and Analysis of
                    ---------------------------------------
                  financial Condition and Results of Operation
                  --------------------------------------------

B.  RESULTS OF OPERATIONS:
--------------------------

The following table illustrates the major components of consolidated net sales and net income (loss).
                                         Three Months Ended
                                            September 30,
                                         1997         1996
                                         ----         ----

Consolidated Net Sales:
     Metal Arts                       $  37,500    $       0
     Coating Technology                 433,500      407,000
                                      ----------------------
                                      $ 471,000    $ 407,000
                                      ======================

Consolidated Net Income (Loss):
     Metal Arts                       ($ 12,250)   ($ 18,100)
     Coating Technology                  38,800       33,000
     Minority Interest                  (11,650)      (9,900)
                                      ----------------------
                                      $  14,900    $   5,000
                                      ======================


The Metal Arts Company, Inc.
----------------------------
The net sales for the Company for the three (3) months ended October 30,1997 were $37,500 compared with $0 in the previous year. The Company showed a loss of $12,250 versus a loss of $18,100 the previous year.

Coating Technology, Inc.
------------------------
Coating Technology's sales for the three (3) months ended October 30, 1997 were $433,505 as compared with $407,000 in the previous year. The Company showed a profit of $38,800 as compared with a profit of $33,000 in the previous year.







                                      (11)

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

                          THE METAL ARTS COMPANY, INC.
                          ----------------------------

Date: November 14, 1997
      -----------------                             /s/ Stanley J. Dahle
                                                    --------------------
                                                    Stanley J. Dahle
                                                    President



Date: November 14, 1997
      -----------------                             /s/ Albert A. Cauwels
                                                    ---------------------
                                                    Albert A. Cauwels
                                                    Secretary








                                      (12)