Form 10-Q
period 1997-12-31
METAL ARTS CO INC
filed 1998-02-19
CIK 320303

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended December 31, 1997 Commission File Number 0-9998


                          THE METAL ARTS COMPANY, INC.
                          ----------------------------
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

The number of shares of common stock, $.01 par value, outstanding at December 31,1997 was 7,407,402.







                               Page 1 of 12 Pages
                           Exhibit Index is on Page 2

                          THE METAL ARTS COMPANY, INC.
                          ----------------------------

                                   I N D E X
                                   ---------


PART I    Financial Information:

          Consolidated Condensed Balance Sheets,
          December 31, 1997 and June 30, 1997.                      4 and 5

          Consolidated condensed Statements of
          Operations, six months ended December 31,
          1997 and 1996.                                             6

          Consolidated Condensed Statement of
          Cash Flows, six months ended
          December 31,1997 and 1996.                                 7

          Notes to Consolidated Condensed
          Financial Statements.                                      8

          Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations.                                             9

PART II   Other Information                                         10







                                       (2)

                          PART I FINANCIAL INFORMATION
                         -------------------------------








                                       (3)



                          THE METAL ARTS COMPANY, INC.
                          ----------------------------

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------

                                  (UNAUDITED)
                                  -----------

ASSETS

                                                           12/31/97        6/30/97
                                                           --------        -------
Current Assets:
           Cash                                         $    51,036    $    53,241
           Trade accounts receivable - net                  268,339        223,791
           Current portion of due from NYSERDA                    0         32,501
           Due from former subsidiary - net                       0          2,862
           Current portion of deferred tax asset             26,600         26,600
           Prepaid expenses and other current assets         20,787          8,364
                                                        -----------    -----------
                                                            366,762        347,359

PROPERTY, PLANT AND EQUIPMENT                               966,616        929,629
           Less accumulated depreciation                   (515,669)      (469,469)
                                                        -----------    -----------
                                                            450,947        460,160
OTHER ASSETS
           Due from shareholders                                  0         13,009
           Cash value of life insurance                       7,893          7,893
           Operating rights - net                            16,750         16,750
           Debt issuance costs - net                         10,622         10,622
           Deferred tax asset, net of current portion       178,300        178,300
           Other assets                                      57,227         30,543
                                                        -----------    -----------
                                                            270,792        257,117
                                                        -----------    -----------
TOTAL ASSETS                                            $ 1,088,501    $ 1,064,636
                                                        ===========    ===========








                                       (4)

                          THE METAL ARTS COMPANY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                  (UNAUDITED)

                                  (CONTINUED)

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                       12/31/97        6/30/97
                                                       --------        -------
CURRENT LIABILITIES

           Current portion of long-term debt        $    56,613    $    56,613
           Accounts payable - trade                     206,168        220,809
           Accrued expenses                               6,214          8,207
           Accrued payroll and related taxes             26,193         21,702
           Accrued commissions                           34,248         34,401
                                                   ---------------------------
                                                        329,436        341,732

LONG-TERM LIABILITIES
           Long-term debt, net of current portion       328,387        348,332
           Other long-term liability                    243,222        243,222
           Deferred tax liability                        14,800         14,800
                                                   ---------------------------
                                                        586,409        606,354

MINORITY INTEREST IN SUBSIDIARY                         164,881        142,181

STOCKHOLDERS' EQUITY
Common stock- $.01 par value, 15,000,000 shares
authorized; issued and outstanding; 7,407,402 at
Dec. 31, 1997 and  June 30, 1997                         74,074         74,074
     Paid-in capital in excess of par value           2,407,188      2,407,188
     Accumulated deficit                             (2,473,487)    (2,506,893)
                                                   ---------------------------
                                                          7,775        (25,631)
                                                   ---------------------------


TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                                $ 1,088,501    $ 1,064,636
                                                    ==========================

                                       (5)


                          THE METAL ARTS COMPANY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                  DECEMBER 31,                      DECEMBER 31,
                                             1997         1996             1997                   1996
                                             ----          ----            ----                   ----


SALES - NET                            $   468,373    $   374,471    $   939,379             $   781,747

COST OF SALES                             (345,016)      (319,515)      (699,646)               (655,552)
                                       -----------------------------------------------------------------
GROSS MARGIN                               123,357         54,956        239,733                 126,195

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                    (85,940)       (67,775)      (167,785)
                                       -----------------------------------------------------------------
RESEARCH AND DEVELOPMENT                         0         23,463              0                  35,980

OPERATING INCOME (LOSS)                     37,417         10,644         71,948                  34,651

INTEREST EXPENSE                            (7,936)        (8,545)       (15,991)                (18,203)
INTEREST INCOME                                 68            264            149                     806
MINORITY INTEREST IN INCOME
OF SUBSIDIARY                              (11,050)          (180)       (22,700)                (10,116)
                                       -----------------------------------------------------------------
                                           (18,918)        (8,461)       (38,542)                (27,513)
                                       -----------------------------------------------------------------
NET INCOME (LOSS)
FOR THE PERIOD                         $    18,499    $     2,183    $    33,406             $     7,138
                                       =================================================================
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES

OUTSTANDING                              7,407,402      7,357,402      7,404,402               7,332,402
EARNINGS PER SHARE OF
COMMON STOCK:
    Net income (loss) for the period   $      0.00    $      0.00    $      0.00             $      0.00
                                       =================================================================











                                      (6)



                            METAL ARTS COMPANY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                  SIX MONTHS ENDED
                                                                   DECEMBER  31,
                                                                 1997         1996

                                                                 ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period                            $ 33,406    $   7,138
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  Rent expense offset against advances to former subsidiary      3,000        3,000
  Depreciation and amortization                                 46,200       46,200
  Minority interest in income of subsidiary                     22,700       10,116
  Change in operating accounts:
     Accounts receivable                                       (12,047)     (13,336)
     Prepaid expenses and other                                (39,107)        (726)
     Accounts payable                                          (14,641)     (32,529)
     Accrued expenses                                           (1,993)       9,900
     Accrued payroll and commissions                             4,220       (5,649)
                                                             -----------------------
                                                                41,718       24,114
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                         (36,987)     (40,145)
  Repayment of advance to shareholder                           13,009            0
                                                             -----------------------
                                                               (23,978)     (40,145)
CASH FLOWS FINANCING ACTIVITIES
  Proceeds from issuance of common stock                             0        6,000
            Payments on long term debt                         (19,945)     (20,007)
                                                             -----------------------
                                                               (19,945)     (14,007)
                                                             -----------------------

NET INCREASE IN CASH                                            (2,205      (30,038)

CASH - BEGINNING                                                53,241      112,215
                                                             -----------------------

CASH ENDING                                                   $ 51,036    $  82,177
                                                             ======================
SUPPLEMENTAL CASH FLOW INFORMATION
           Cash Paid for interest expense                     $ 15,991    $  18,203
                                                             ======================
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
           Accounts payable-trade staisfied                   $      0    $  44,000
           Common stock issued                                       0      (44,000)
                                                             ======================
           Cash paid                                          $      0    $       0
                                                             ======================


                                      (7)

                          THE METAL ARTS COMPANY, INC.




              Notes to Consolidated Condensed Financial Statements






1. These statements should be read in conjunction with the audited financial statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the fiscal year ended June30, 1997. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments of a normal recurring nature necessary for the fair presentation of the Company's financial position as of Dec. 31, 1997 and the results of operations for the six months ended Dec. 31, 1997and 1996

2. The results of operations for the six months ended Dec. 31, 1997 are not necessarily indicative of the results to be expected for the full year.

3. Earnings (loss) per share of common stock is computed on the weighted average number of shares outstanding during the six months ended Dec. 31, 1997 and 1996. The weighted average number of shares outstanding at the end of each period is determined by totaling the number of shares outstanding at the end of each month in the period and dividing the sum by the number of months in the period.






                                      (8)

                          THE METAL ARTS COMPANY, INC.
                          ----------------------------
               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                       Condition and Results of Operation
                       ----------------------------------


Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward- looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

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

NEW YORK STATE ENERGY RESEARCH AND DEVELOPMENT AUTHORITY FUNDING

The company signed an agreement with the New York State Energy Research and Development Authority (NYSERDA) dated June 22, 1995 for funding of $325,000 for its new technology. This was done as a part of NYSERDA's Industrial Waste Minimization Program. The purpose of the funding is to provide money for the completion of research and development, test trials, commercial demonstrations and commercialization of the technology. To date, the company has received a total of $325,000 on this contract.

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

Through the first six months of fiscal year 1998, Coating Technology operated profitably with sufficient resources to sustain operations.

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

In order to commercialize its new technology it will be necessary for Metal Arts to raise additional capital. The amount of capital required will depend on how rapidly market acceptance might occur. If this does occur it could result in growth in the company's sales and earnings over the next few years. The company will seek, if commercial sales commence, to raise additional capital in the form of receivables financing, warrant conversion or other investment mechanisms to sustain operations.

On December 8, 1997 the Company was notified by the United States Patent and Trademark Office that a Notice of Allowance had been granted the Company covering its Microsmooth(TM) formula and an Allowance for the process.






                                      (10)

                          The Metal Arts Company, Inc.

                    Management's discussion and Analysis of
                  financial Condition and Results of Operation



B.  RESULTS OF OPERATIONS:
    ----------------------
    The following table illustrates the major components of consolidated net sales and net income (loss).


                                                         Six Months Ended
                                                             December 31
                                                       1997              1996
                                                       ----              ----
Consolidated Net Sales:
           Metal Arts                               $  80,000         $   9,800
           Coating Technology                         859,000           772,000
                                                    ---------------------------
                                                    $ 939,000         $ 781,800
                                                    ===========================
Consolidated Net Income (Loss)
           Metal Arts                               ($ 19,500)        ($ 16,500)
           Coating Technology                          75,600            33,700
            Minority Interest                         (22,700)          (10,100)
                                                    ---------------------------
                                                    $  33,400         $   7,100
                                                    ===========================

THE METAL ARTS COMPANY, INC.
----------------------------
The net sales for the Company for the six (6) months ended December 31,1997 were $80,000 compared with $9,800 in the previous year. The Company showed a loss of $19,500 versus a loss of $16,500 the previous year.

COATING TECHNOLOGY, INC.
------------------------
Coating Technology's sales for the six (6) months ended December 31, 1997 were $859,000 as compared with $772,000 in the previous year. The Company showed a profit of $75,600 as compared with a profit of $33,700 in the previous year.







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

THE METAL ARTS COMPANY, INC.
----------------------------

Date:February  6, 1998              /s/  Stanley J. Dahle
     -----------------              ---------------------
                                    Stanley J. Dahle
                                    President

Date:February  6, 1998              /s/  Albert A. Cauwels
     -----------------              ----------------------
                                    Albert A. Cauwels
                                    Secretary













                                      (12)