Form 10-Q
period 1998-03-31
METAL ARTS CO INC
filed 1998-05-28
CIK 320303

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D. C.


                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                      OF THE SECURITES EXCHANGE ACT OF 1934

         FOR QUARTER ENDED MARCH 31, 1998 COMMISSION FILE NUMBER 0-9998




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
YES  X         NO.
------         ------
The number of shares of common stock, $.01 par value, outstanding at March 31, 1998 was 7,407,402.





                               PAGE 1 OF 12 PAGES
                           EXHIBIT INDEX IS ON PAGE 2

                          THE METAL ARTS COMPANY, INC.
                          ----------------------------


                                      INDEX
                                      -----



PART I     Financial Information:

           Consolidated Condendsed Balance Sheets,
           March 31, 1998 and June 30, 1997.                             4 and 5

           Consolidated Condensed Statements of
           Operations, nine months ended March 31, 1998 and 1997.           6

           Consolidated Condensed Statement of Cash Flows,
           nine months ended March31, 1998 and 1997.                        7

           Notes to Consolidated Condensed
           Financial Statements.                                            8

           Management's Discussion and Analysis of
           financial Condition and Results of Operations.                   9

PART II    Other Information                                                10





                                      (2)

                          PART I FINANCIAL INFORMATION

                                       (3)

                          THE METAL ARTS COMPANY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)



                                     ASSETS
                                     ------



                                                        3/31/98       6/30/97
                                                   ----------------------------
CURRENT ASSETS
  Cash                                              $    75,805     $    53,241
  Trade accounts receivable - net                       304,250         223,791
  Current portion of due from NYSERDA                         0          32,501
  Due from former subsidiary - net                            0           2,862
  Current portion of deferred tax asset                  26,600          26,600
  Prepaid expenses and other current assets              35,295           8,364
                                                    ---------------------------
                                                        441,950         347,359

PROPERTY, PLANT and EQUIPMENT                         1,001,377         929,629
  Less accumulated depreciation                        (538,769)       (469,469)
                                                    ---------------------------
                                                        462,608         460,160

OTHER ASSETS
  Due from shareholder                                        0          13,009
  Cash value of life insurance                            7,893           7,893
  Operating rights - net                                 16,750          16,750
  Debt issuance costs - net                              10,622          10,622
  Deferred tax asset, net of current portion            178,300         178,300
  Other assets                                           75,478          30,543
                                                    ---------------------------
                                                        289,043         257,117
                                                    ---------------------------





TOTAL ASSETS                                        $1,193,601       $1,064,636
                                                    ===========================


                                       (4)

                          THE METAL ARTS COMPANY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                   (UNAUDITED)


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFECIENCY)
                -------------------------------------------------



                                                         3/31/98        6/30/97
                                                     --------------------------
CURRENT LIABILITIES
  Accounts payable - trade                            $   241,906    $  220,809
  Accrued expenses                                         15,476         8,207
  Accrued payroll and related taxes                        32,635        21,702
  Accrued commissions                                      34,554        34,401
  Due to former subsidiary - net                              138             0
  Current portion of long-term debt                        56,613        56,613
                                                      -------------------------
                                                          381,322       341,732

LONG -TERM LIABILITIES
  Due to shareholder                                       13,000             0
  Long-term debt, net of current portion                  346,720       348,332
  Other long-term liability                               243,222       243,222
  Deferred tax liability                                   14,800        14,800
                                                      -------------------------
                                                          617,742       606,354

MINORITY INTEREST IN SUBSIDIARY                           164,181       142,181

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common stock - $.01 par value, 15,000,000 shares
  authorized; issued and outstanding:  7,520,802 at
  March 31, 1998 and 7,407,402 at June 30, 1997            75,208        74,074
  Paid-in capital in excess of par value                2,458,984     2,407,188
  Accumulated deficit                                  (2,503,836)   (2,506,893)
                                                      -------------------------
                                                           30,356       (25,631)
                                                      -------------------------




TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)                                 $ 1,193,601   $ 1,064,636
                                                     ==========================

                                       (5)

                          THE METAL ARTS COMPANY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                             MARCH 31,                   MARCH 31,
                                   --------------------------------------------------------
                                         1998          1997          1998           1997

SALES  - Net                       $   479,698    $   431,115    $ 1,419,077    $ 1,212,862

COST OF SALES                         (430,435)      (305,501)    (1,130,081)    (1,006,053)
                                   --------------------------------------------------------

GROSS MARGIN                            49,263         80,614        288,996        206,499

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES              (72,018)       (72,975)      (239,803)      (200,499)
RESEARCH AND DEVELOPMENT                  (562)         4,888           (562)        40,868
                                   --------------------------------------------------------

OPERATING INCOME (LOSS)                (23,317)        12,527         48,631         47,178

INTEREST EXPENSE                        (8,223)        (8,945)       (24,213)       (27,148)
INTEREST INCOME                            489             76            639            882
MINORITY INTEREST IN INCOME
  OF SUBSIDIARY                            700         (1,434)       (22,000)       (11,550)
                                   --------------------------------------------------------
                                        (7,034)       (10,303)       (45,574)       (37,816)
                                   --------------------------------------------------------

NET INCOME (LOSS) FOR THE PERIOD   ($   30,351)   $     2,224    $     3,057    $     9,362
                                   ========================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          7,464,102      7,407,402      7,426,302      7,357,402

EARNINGS PER SHARE OF
  COMMON STOCK:
     NET INCOME (LOSS) FOR THE     $      0.00    $      0.00    $      0.00    $      0.00
        PERIOD                    =========================================================


                                       (6)

                          THE METAL ARTS COMPANY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                                 MARCH 31,

                                                            1998         1997
                                                        -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period                       $   3,057    $   9,362
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES
  Stock issued in payment of expenses                        9,010            0
  Rent expense offset against advances to
     former subsidiary                                       3,000        4,500
  Depreciation and amortization                             69,300       69,300
  Minority interest in income of subsidiary                 22,000       11,550
  Change in operating accounts;
     Accounts receivable                                   (47,958)     (63,858)
     Prepaid expenses and other                            (54,196)       5,000
     Accounts payable                                       47,347      (31.028)
     Accrued expenses                                        7,269       17,026
     Accrued payroll and commissions                        11,086        4,798
                                                         ----------------------
                                                            69,915       26,650
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                     (71,748)     (40,770)
  Repayment of advances from shareholder                    13,009            0
  Proceeds of advances from shareholder                     20,000            0
  Repayment of advances from shareholder                    (7,000)           0
                                                         ----------------------
                                                           (45,739)     (40,770)
CASH FLOWS FINANCING ACTIVITIES
  Proceeds from issuance of common stock                         0        6,000
  Proceeds of long-term debt                                50,000            0
  Payments on long-term debt                               (51,612)     (56,676)
                                                         ----------------------
                                                            (1,612)     (50,676)
                                                         ----------------------
NET INCREASE (DECREASE) IN CASH                             22,564      (64,796)
CASH - BEGINNING                                            53,241      112,215
CASH - ENDING                                            $  75,805    $  47,419
                                                        =======================
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest expense                         $  24,213    $  27,148
                                                        -----------------------
SCHEDULE OF NON-CASH INVESTING FINANCING
     ACTIVITIES
  Value of stock issued                                  $  52,930    $  50,000
  Payment of liabilities                                   (26,250)     (44,000)
  Payment of expenses                                       (9,010)           0
  Payment of deferred expense                              (10,170)           0
  Stock subscription receivable                             (7,500)           0
                                                        -----------------------
  Cash received from issuance of common stock            $       0    $   6,000
                                                        =======================


                                      (7)

                          THE METAL ARTS COMPANY, INC.


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. These statements should be read in conjunction with the audited financial statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the fiscal year ended June 30, 1997. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments of a normal recurring nature necessary for the fair presentation of the Company's financial position as of March 31, 1998 and the results of operations for the nine months ended March 31, 1998 and 1997.


2. The results of operations for the nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


3. Earnings (loss) per share of common stock is computed on the weighted average number of shares outstanding during the nine months ended March 31, 1998 and 1997. The weighted average number of shares outstanding at the end of each period is determined by totaling the number of shares outstanding at the end of each month in the period and dividing the sum by the number of months in period.


                                       (8)

                          THE METAL ARTS COMPANY, INC.
                          ----------------------------
               MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
               --------------------------------------------------
                       CONDITION AND RESULTS OF OPERATION
                       ----------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

PRIVATE PLACEMENT OF DEBENTURES

The Company sold, as of Septemeber 30, 1994, eleven debentures for a total of $275,000. The purpose of the private placement was to acquire the tecnology for plating electroless nickel on aluminum, complete all research and development, conduct test trials with potential customers leading up to commercialization.

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

OPERATING ACTIVITIES

Over the past three years, Coating Technology has shown steady growth in sales and earnings. Cash flow, along with term loans from the Company's commercial bank, was adequate to provide for the acquisition of capital equipment and provide the working capital necessary to run the business. In addition, all relevant measures relating to: Debt to Equity; current ratio; working capital; and net worth increased.

Through the first nine months of fiscal year 1998, Coating Technology operated profitably with sufficient resources to sustain operations.

MICROSMOOTH TM

The Company initially applied for a patent on MicrosmoothTM, its proprietary activator for plating electroless nickel on aluminum in March, 1994. That application was then split into three separate applications; the chemical formula; the process and; the resulting product.

Subsequently, and as a result of significant chemical formula modifications, the original formula application was abandoned and a new patent application was filed in June, 1997.

On July 30, 1997, the Company entered into an exclusive license agreement with Alyn Corporation, Inc. for Alyn to use the MicrosmoothTM process on Alyn's Boralyn alternate computer memory disks. The Company will receive material royalties from the Alyn Corporation to retain Alyn's exclusive worldwide rights to the MicrosmoothTM technology on alternate computer memory disks.

In order to commercialize its new technology it will be necessary for Metal Arts to raise additional capital. The amount of capital required will depend on how rapidly market acceptance might occur. If this does occur, it could result in growth in the Company's sales and earnings over the next few years. The Company will seek, if commercial sales commence, to raise additional capital in the form of receivables financing, warrant conversion or other investment mechanisms to sustain operations.


                                      (9)

On December 8, 1997, the Company was notified by the United States Patent and Trademark Office that a Notice of Allowance had been granted the Company covering its MicrosmoothTM formula and an Allowance for the process. In addition, the Patent Office has notified the Company that it has accepted for Trademark its application for the trade name, MicrosmoothTM.

On March 28, 1998, the Company was informed by the U.S. Department of Energy that it was the winner of one of ten 1998 DOE awards to demonstrate the MicrosmoothTM process on aluminum automobile wheels. The amount of the cash grant is $400,000. In addition, The New York State Energy Research and Development Authority has indicated additional grants totalling $325,000 for two projects, significantly supplementing the DOE grant. The Aluminum Company of America (ALCOA) will partner with Metal Arts Company in this two year program.





                                      (10)

                          THE METAL ARTS COMPANY, INC.
                          ----------------------------

                     MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------


B. RESULTS OF OPERATIONS:
-------------------------
The following table illustrates the major components of consolidated net sales and net income (loss).

                                                    1998                 1997
                                                 ------------------------------
Consolidated Net Sales:
     Metal Arts                                  $    81,500        $    44,000
     Coating Technology                            1,337,500          1,168,900
                                                 ------------------------------
                                                 $ 1,419,000        $ 1,212,900
                                                 ==============================

Consolidated Net Income (Loss)
     Metal Arts                                      (48,000)       ($   17,700)
     Coating Technology                               73,000             38,500
     Minority Interest                               (22,000)           (11,500)
                                                -------------------------------
                                                 $     3,000        $     9,300
                                                -------------------------------

THE METAL ARTS COMPANY, INC.
----------------------------

The net sales for the Company for the nine (9) months ended March 31, 1998 were $81,500 as compared with $44,000 in the previous year. The Company showed a loss of $48,000 versus a loss of $17,700 in the previous year.


COATING TECHNOLOGY, INC.
------------------------

Coating Technology's sales for the nine (9) months ended March 31, 1998 were $1,337,500 as compared with $1,168,900 in the previous year. The Company showed a profit of $73,000 as compared with a profit of $38,500 in the previous year.





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



                                                    THE METAL ARTS COMPANY, INC.
                                                    ----------------------------




Date:  May 12, 1998                                 /S/ STANLEY J. DAHLE
                                                    --------------------
                                                      Stanley J. Dahle
                                                          President



Date:  May 12, 1998                                /S/ ALBERT A. CAUWELS
                                                   ---------------------
                                                     Albert A. Cauwels
                                                        Secretary
`



                                      (12)