Form 10-K
period 1998-06-30
METAL ARTS CO INC
filed 1999-01-04
CIK 320303

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
         (Mark One)

         (X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

         For the fiscal year ended  6/30/98    or

         ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the transition period from ________ to ________

         Commission file number 0-9998
                                ----------------------------

                       THE METAL ARTS COMPANY, INC. (Exact
--------------------------------------------------------------------------------
                name of registrant as specified in its charter)

          NEW YORK                                       06-0945588
--------------------------------                       -----------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)

  1 AMERICAN CENTER, GENEVA, NEW YORK                     14456-1188
----------------------------------------                 ------------
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
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No
                                             ---       ----

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) $1,060,637 (4,242,551 at $.25 Per share)

         Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

                   APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
                   BANKRUPTCY PROCEEDINGS DURING THE PRECEDING
                                   FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes       No
                          -----    ------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                        7,520,802 SHARES OF COMMON STOCK
                        --------------------------------
                            PAR VALUE $.01 PER SHARE
                            ------------------------












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

         Metal Arts had outstanding liabilities of $1,405,749 as of the close of Fiscal 1998. A detailed description of these liabilities is set forth in the Financial Statements and Supplementary Data annexed as Item 8 to this Form 10-K. Specific reference is made to Notes 1 and 5 of these Financial Statements for information concerning specific liabilities.

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

         The proceeds from the Debenture were used to acquire a new Patented Technology for the plating of electroless nickel on aluminum and to commercialize that technology, initially to the Computer Hard Disk and Aluminum Automobile Wheel Markets. The Company's proprietary specialty chemicals consist of Microsmooth(R), a patented aluminum activator solution used in conjunction with a proprietary electroless-nickel bath for plating on aluminum. Both the products and process are proprietary, rendering a smoother surface with enhanced corrosion protection, elimination of several toxic chemicals, while reducing plating and waste treatment costs. Marketing efforts to the computer memory disk and aluminum wheel markets continue now. If successful in the U.S., it is the company's intention to market the technology or license it internationally.

         The technology was acquired for $50,000 cash, which was paid as of September 30, 1995. In addition, the seller has received 100,000 shares of Metal Arts common stock and an additional 100,000 shares of Metal Arts common stock upon the issuance of the patent.

         As a result of this acquisition, Metal Arts will become an operating company, marketing its proprietary specialty chemicals to end users nationally.

         Compliance with environmental laws and regulations has a material and on-going impact on the company. The company must comply and the costs are both capital and operational. It has a positive impact in that certain companies that cannot comply are at a disadvantage, operationally. It has a negative impact in that the costs of compliance affects capital resources and cash flow. During the fiscal year 1998, Coating Technology spent approximately $55,000 on various compliance requirements. As new technologies and methods are available to the company, additional capital and operational costs will be incurred to comply with and/or reduce on-going expenses of waste treatment.

THE COMPANY'S MARKETS

         During the past three fiscal years, substantially all of the company's sales were attributable to the operations of Coating Technology. Coating Technology provides surface coating services for various regional industries.

                                              FISCAL YEARS (ENDING JUNE 30)
                                              -----------------------------
                                           1998          1997            1996
                                           ----          ----            ----

Metal Arts                            $   82,000      $   44,000      $     --
Coating Technology                     1,790,000       1,613,000       1,630,000
                                      ----------      ----------      ----------

                                      $1,872,000      $1,657,000      $1,630,000
                                      ==========      ==========      ==========

THE COMPANY'S PRODUCTS

         Metal Arts is entering the Specialty chemical business, marketing its new process for plating electroless nickel on aluminum. The process consists of Microsmooth (R), a patented activator and a proprietary high-phosphorus electroless nickel formulation, initially to manufacturers of computer hard disks and aluminum wheels. Coating Technology is engaged in contract electroless and brite nickel and aluminum anodizing operations. Coating Technology services the office products industry through large, medium and small metal fabricating companies who in turn supply subassemblies and individual component parts to major office product manufacturers such as Xerox, Kodak, IBM, Cannon and others. In addition, Coating Technology provides electroless nickel and gold plating for the circuit board industry. It also provides other surface finishes to various contract customers.

MANUFACTURING OPERATIONS

         Metal Arts' specialty chemical mixing operations will initially be conducted with existing equipment at Coating Technology.

SURFACE COATING OPERATIONS

         Coating Technology engages in the Surface Coatings and Enhancements business. It is a leading regional Electroless Nickel Plater, a plating technique that deposits nickel on metal without the use of an applied electrical current. The process is used to prevent corrosion, enhance smoothness and improve overall surface quality on various metals including aluminum, copper and steel. It is now a leading regional anodizer. All surface finishing operations are conducted at its facility at 1600 N. Clinton Ave Rochester, NY. As of January 1, 1999, all surface finishing operations will be moved to a new facility at 800 St. Paul St. Rochester, NY.

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

CUSTOMERS

         During the fiscal year ended June 30, 1998, Coating Technology had two customers which accounted for 24 percent of its sales, one of which accounted for 14 percent of its sales.

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

                               ITEM 2. PROPERTIES

         Coating Technology leases approximately 22,000 square feet at an initial rental of $2.95 per square foot escalating to $4.95 by the end of the first five year term on September 1, 1996, which was extended on the same terms until December 31, 1998. This is a "gross" lease with responsibility for payment of utilities. The Company has signed a ten year lease for approximately 40,000 square feet of factory and office space in a superior building initially at $2.00 per square foot with responsibility for utilities.

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fiscal year ended June 30, 1998, no annual meeting was held and no shareholder votes took place. It is anticipated that the next annual meeting will take place in the next few months.

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


FISCAL YEAR ENDED JUNE 30, 1997                       HIGH              LOW
-------------------------------                       ----              ---

First Quarter (July - September 1996)                 9/16              5/16
Second Quarter (October - December 1996)              7/16              5/16
Third Quarter (January - March 1997)                  5/16              3/16
Fourth Quarter (April - June 1997)                    7/16              5/16

FISCAL YEAR ENDED JUNE 30, 1998
-------------------------------

First Quarter (July - September 1997)                 7/8               1/2
Second Quarter (October - December 1997)              9/16              1/4
Third Quarter (January - March 1998)                  1/4               3/16
Fourth Quarter (April - June 1998)                    1/4               3/16

FISCAL YEAR ENDED JUNE 30, 1999
-------------------------------

First Quarter (July - September 1998)                 1/4               3/16




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

         As of October 1, 1998, there were approximately 980 holders of record of the common shares of Metal Arts, approximately 20 holders of record of warrants issued (and extended to December 31, 1998) as part of the 1988 Private Placement (23,000 have been exercised and 552,000 are left), and eleven holders of record of the June 30, 1994 Debentures, which are potentially convertible into a total of 366,663 common shares of the company.

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

                         ITEM 6. SELECTED FINANCIAL DATA




                             June 30,       June 30,      June 30,        June 30,        June 30,
                               1998           1997          1996            1995            1994
                               ----           ----          ----            ----            ----
Results of operations:

Net sales                 $ 1,871,896    $ 1,656,961    $ 1,629,538    $ 1,573,276    $ 1,258,500
Income (loss) before
   cumulative effect of
   accounting changes     $  (156,988)   $  (126,307)   $  (147,294)   $  (400,722)   $   131,318
Cumulative effect of
   accounting change      $      --      $      --      $      --      $      --      $   176,400
Net income (loss)         $  (156,988)   $  (126,307)   $  (147,294)   $  (400,722)   $   307,718
Per share:
   Income (loss)
   before cumulative
   effect of accounting
   change                 $      (.02)   $      (.02)   $      (.02)   $      (.05)   $       .02
Cumulative effect of
   accounting change      $      --      $      --      $      --      $      --      $       .03
Net income (loss)         $      (.02)   $      (.02)   $      (.02)   $      (.05)   $       .05
Weighted average number
      of common shares
      outstanding           7,464,116      7,357,402      7,307,402      7,294,002      6,766,352

Cash dividends paid per common share - No dividends have been paid in the past.


                                June 30,       June 30,        June 30,       June 30,     June 30,
                                 1998           1997            1996           1995          1994
                                 ----           ----            ----           ----          ----
Balance sheet data:

      Total assets           $ 1,276,061    $ 1,064,636    $ 1,179,263   $ 1,202,988   $ 1,009,783
      Total liabilities      $ 1,405,749    $ 1,090,267    $ 1,128,587   $ 1,005,018   $   966,673
      Long-term
         obligations         $   433,706    $   606,354    $   660,168   $   646,180   $   588,341
      Minority interest      $   135,901    $   142,181    $   129,898   $   125,002   $    99,406
      Working capital        $  (468,611)   $     5,627    $    59,777   $   172,843   $    54,156
      Stockholders' equity
         (deficiency)        $  (129,688)   $   (25,631)   $    50,676   $   197,970   $    43,110


The following table illustrates the major components of consolidated net sales and net loss:


                                        1998             1997            1996
                                        ----             ----            ----
CONSOLIDATED NET SALES:

      Metal Arts                    $    82,000     $    44,000     $      --
      Coating Technology              1,790,000       1,613,000       1,630,000
                                    -----------     -----------     -----------

                                    $ 1,872,000     $ 1,657,000     $ 1,630,000
                                    ===========     ===========     ===========

CONSOLIDATED NET LOSS:

      Metal Arts                    $  (143,000)    $  (155,000)    $  (158,000)
      Coating Technology                (20,000)         41,000          16,000
      Minority Interest                   6,000         (12,000)         (5,000)
                                    -----------     -----------     -----------

                                    $  (157,000)    $  (126,000)    $  (147,000)
                                    ===========     ===========     ===========



            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following Management Discussion and Analysis should be read in conjunction with this entire Form 10-K 1998 Annual Report. Except where specific reference is made in this Item 7 to the individual operations of Metal Arts or its 70 percent owned subsidiary, Coating Technology, references in this Item 7 to the "Company" are intended to be a reference to the joint operations of all of Metal Arts, and Coating Technology.

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

         On June 30, 1998, the company signed a new agreement with NYSERDA to demonstrate the use of Microsmooth(R) for hard anodizing in the amount of $55,000.

         On August 12, 1998, the company signed an additional agreement with NYSERDA to demonstrate the Microsmooth(R) process on aluminum automobile wheels. This contract also includes funding from the US Department of Energy with the Aluminum Company of America (ALCOA) as a strategic partner in the effort. The funding from NYSERDA and US DOE totals $640,000. In addition, ALCOA has pledged $100,000 of in-kind material, services and cash.

OPERATING ACTIVITIES

         Over the past three fiscal years Coating Technology has shown steady growth in sales and operating earnings. Cash flow, along with capital leases, was adequate to provide for the acquisition of capital equipment and provide the working capital necessary to run the business. In addition, all relevant measures relating to: Debt to Equity; current ratio; working capital; and net worth increased.

         Through the first quarter of fiscal year 1999, Coating Technology operated profitably with sufficient resources to sustain operations.

MICROSMOOTH(R)

         The Company initially applied for a patent on Microsmooth(R), its proprietary activator for plating electroless nickel on aluminum in March, 1994. That application was then split into three separate applications; the chemical formula; the process and; the resulting product.

         Subsequently, and as a result of significant chemical formula modifications, the original formula application was abandoned and a new patent application was filed in June, 1998. On May 19, 1998, the United Stated Patent office issued patent number 5,753,304 covering the Microsmooth(R) formula and the Microsmooth(R) process. A trademark was issued on the name, Microsmooth(R), on June 30, 1998.

         On July 30, 1997 the Company entered into an exclusive license agreement with Alyn Corporation, Inc. for Alyn to use the Microsmooth(R) process on Alyn's Boralyn 7 alternate computer memory disks. The Company will receive material royalties from the Alyn Corporation to retain Alyn's exclusive worldwide rights to the Microsmooth(R) technology on alternate computer memory disks.

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

                        ITEM 8. FINANCIAL STATEMENTS AND
                               SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . 1

Consolidated Balance Sheets at June 30, 1998 and 1997  . . . . . . . . . . 2 - 3

Consolidated Statements of Operations for the years
     ended June 30, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . . . . .4

Consolidated Statements of Changes In Stockholders'
     Equity (Deficiency) for the years ended
          June 30, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . . . 5 - 6

Consolidated Statements of Cash Flows for the years
     ended June 30, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . .  7 - 8

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .9 - 19

Financial Schedules

     II  -  Amounts Receivable from Related Parties and
             Underwriters, Promoters, and Employees
             Other Than Related Parties . . . . . . . . . . . . . . . . . . . 20

    V  -  Property, Plant and Equipment  . . . . . . . . . . . . . . . . . . .21

   VI  -  Accumulated Depreciation and Amortization of
             Property, Plant and Equipment . . . . . . . . . . . . . . . . .  22

  VII  -  Valuation and Qualifying Accounts and Reserves . . . . . . . . . .  23

    X  -  Supplementary Income Statement Information . . . . . . . . . . . .  24

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                                                                           DAVIE
                                                                          KAPLAN
                                                                         CHAPMAN
                                                                       BRAVERMAN
                                                    CERTIFIED PUBLIC ACCOUNTANTS
                                              BUSINESS AND FINANCIAL CONSULTANTS

                                                       28 Main St. E, Suite 1000
                                                      Rochester, New York  14614

                                                               Tel: 716-454-4161
                                                               Fax: 716-454-2573






                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors and Stockholders
The Metal Arts Company, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of The Metal Arts Company, Inc. and Subsidiary as of June 30, 1998 and 1997, and the related consolidated financial statements listed in the accompanying index for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Notes 1 and 2 to the financial statements, the Company has elected not to consolidate its Bastian and Ocean State subsidiaries as required by generally accepted accounting principles.

In our opinion, except for the effects of not consolidating its Bastian and Ocean State subsidiaries as discussed in the preceding paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Metal Arts Company, Inc. and Subsidiary as of June 30, 1998 and 1997, and the results of their operations, changes in their stockholders' equity (deficiency) and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.

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

                                       /s/ DAVIE KAPLAN CHAPMAN BRAVERMAN, P.C.
                                       ----------------------------------------

October 9, 1998

                           A Professional Corporation
                           Member - BKR International

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                           Consolidated Balance Sheets
                             June 30, 1998 And 1997


                                     ASSETS
                                     ------

Current assets:                                                     1998         1997
                                                                  ----------   ----------

      Cash                                                        $   35,374   $   53,241
      Accounts receivable, trade - less allowance for
            uncollectible accounts of $10,000 in 1998
            and 1997 (Notes 5 and 10)                                262,683      223,791
      Due from NYSERDA, current portion (Note 3)                        --         32,501
      Due from unconsolidated subsidiary, less allowance
            for uncollectible amount of $100,000 in 1998
            and 1997 (Note 15)                                          --          2,862
      Stock subscription receivable                                    7,500         --
      Prepaid expenses and other current assets                       26,974        8,364
      Deferred tax asset - less valuation allowance
            of $22,800 in 1998 and $37,100 in 1997
            (Notes 2 and 11)                                          35,000       26,600
                                                                  ----------   ----------
                                                                     367,531      347,359
                                                                  ----------   ----------

Property, plant and equipment (Notes 2, 4 and 5)                   1,251,623      929,629
      Less:  Accumulated depreciation and amortization               576,918      469,469
                                                                  ----------   ----------
                                                                     674,705      460,160
                                                                  ----------   ----------

Other assets:

      Due from shareholder (Note 15)                                  19,734       13,009
      Cash value of life insurance                                     7,893        7,893
      Operating rights, net of accumulated amortization of
            $4,690 in 1998 and $3,350 in 1997 (Notes 2 and 8)         15,410       16,750
      Debt issuance costs, net of accumulated amortization
            of $21,243 in 1998 and $15,931 in 1997 (Note 2)            5,311       10,622
      Other assets                                                    37,677       30,543
      Deferred tax asset - less valuation allowance of $130,300
            in 1998 and $309,200 in 1997 (Notes 2 and 11)            147,800      178,300
                                                                  ----------   ----------
                                                                     233,825      257,117
                                                                  ----------   ----------

                                                                  $1,276,061   $1,064,636
                                                                  ==========   ==========




                 The accompanying Notes to Financial Statements
                   are an integral part of these statements.



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:                                           1998           1997
                                                           -----------    -----------

      Current portion of long-term debt (Note 5)           $   402,012    $    56,613
      Accounts payable, trade                                  329,114        220,809
      Accrued expenses                                          10,049          8,207
      Accrued payroll and related taxes                         47,377         21,702
      Accrued commissions                                       34,590         34,401
      Due to shareholder (Note 15)                              13,000           --
                                                           -----------    -----------
                                                               836,142        341,732
                                                           -----------    -----------

Long-term liabilities:

      Long-term debt, net of current portion (Note 5)          183,784        348,332
      Other long-term liability (Note 6)                       243,222        243,222
      Deferred tax liability (Notes 2 and 11)                    6,700         14,800
                                                           -----------    -----------
                                                               433,706        606,354
                                                           -----------    -----------

Minority interest in subsidiary (Note 9)                       135,901        142,181
                                                           -----------    -----------

Commitments and contingencies (Notes 12 and 13)

Stockholders' equity (deficiency) (Notes 3, 5, 7 and 8):

      Commonstock - $.01 par value, 15,000,000
            shares authorized; 7,520,802 and
            7,407,402 shares issued
            and outstanding in 1998 and 1997,
            respectively                                        75,208         74,074
      Paid-in capital in excess of par value                 2,458,984      2,407,188
      Accumulated deficit                                   (2,663,880)    (2,506,893)
                                                           -----------    -----------
                                                              (129,688)       (25,631)
                                                           -----------    -----------





                                                           $ 1,276,061    $ 1,064,636
                                                           ===========    ===========



                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

                      Consolidated Statements Of Operations
                For The Years Ended June 30, 1998, 1997 And 1996


                                                      1998           1997           1996
                                                      ----           ----           ----

Net sales (Note 10)                               $ 1,871,897    $ 1,656,961    $ 1,629,538

Cost of goods sold                                  1,504,840      1,322,482      1,377,353
                                                  -----------    -----------    -----------

Gross profit                                          367,057        334,479        252,185
                                                  -----------    -----------    -----------

Selling, general and administrative expenses          465,258        389,006        334,440
Research and development                                3,572         25,063         28,209
                                                  -----------    -----------    -----------

                                                      468,830        414,069        362,649
                                                  -----------    -----------    -----------

Loss from operations                                 (101,773)       (79,590)      (110,464)
                                                  -----------    -----------    -----------

Other income (expense):

      Allowance for uncollectible accounts               --             --           (6,000)
      Interest expense                                (47,589)       (36,947)       (38,547)
      Interest income                                     745          1,046          2,813
      Minority interest in income of subsidiary
         (Note 9)                                       6,280        (12,283)        (4,896)
                                                  -----------    -----------    -----------

                                                      (40,564)       (48,184)       (46,630)
                                                  -----------    -----------    -----------

Loss before income taxes                             (142,337)      (127,774)      (157,094)

Provision for income taxes (Notes 2 and 11)            14,650         (1,467)        (9,800)
                                                  -----------    -----------    -----------

Net loss for the year                             $  (156,987)   $  (126,307)   $  (147,294)
                                                  ===========    ===========    ===========

Earnings per share of common stock (Note 2)       $      (.02)   $      (.02)   $      (.02)
                                                  ===========    ===========    ===========




                 The accompanying Notes to Financial Statements
                   are an integral part of these statements.
                                      -16-

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

     Consolidated Statements Of Changes In Stockholders' Equity (Deficiency)
                For The Years Ended June 30, 1998, 1997 And 1996



                                                              COMMON STOCK
                                                              ------------
                                                      NUMBER
                                                        OF
                                                      SHARES             AMOUNT
                                                      ------             ------

Balance at June 30, 1995                              7,307,402          $73,074

Net loss for the year                                      --               --
                                                      ---------          -------

Balance at June 30, 1996                              7,307,402           73,074

Issuance of common stock                                100,000            1,000

Net loss for the year                                      --               --
                                                      ---------          -------

Balance at June 30, 1997                              7,407,402           74,074

Issuance of common stock                                113,400            1,134

Net loss for the year                                      --               --
                                                      ---------          -------

Balance at June 30, 1998                              7,520,802          $75,208
                                                      =========          =======







                 The accompanying Notes to Financial Statements
                   are an integral part of these statements.

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

     Consolidated Statements Of Changes In Stockholders' Equity (Deficiency)
                For The Years Ended June 30, 1998, 1997 And 1996





                                      PAID-IN                                       TOTAL
                                    CAPITAL IN                                  STOCKHOLDERS'
                                     EXCESS OF            ACCUMULATED               EQUITY
                                     PAR VALUE              DEFICIT              (DEFICIENCY)
                                     ---------              -------              ------------

Balance at June 30, 1995              $2,358,188           $(2,233,292)            $ 197,970

Net loss for the year                          -              (147,294)             (147,294)
                                ----------------          ------------             ---------

Balance at June 30, 1996               2,358,188            (2,380,586)               50,676

Issuance of common stock                  49,000                     -                50,000

Net loss for the year                          -              (126,307)             (126,307)
                                ----------------          ------------             ---------

Balance at June 30, 1997               2,407,188            (2,506,893)              (25,631)

Issuance of common stock                  51,796                     -                52,930

Net loss for the year                          -              (156,987)             (156,987)
                                ----------------         -------------             ---------

Balance at June 30, 1998              $2,458,984           $(2,663,880)            $(129,688)
                                      ==========           ===========             =========


                   THE METAL ARTS COMPANY, INC AND SUBSIDIARY
                   ------------------------------------------

                      Consolidated Statements Of Cash Flows
                For The Years Ended June 30, 1998, 1997 And 1996



                                                          1998          1997        1996
                                                          ----          ----        ----
Cash flows from operating activities:

  Net loss for the year                                $(156,987)   $(126,307)   $(147,294)
  Adjustments to reconcile net loss to net cash
     provided by (used for) operating activities:

  Rent expense offset against advances to
     unconsolidated subsidiary                             3,000        6,000        6,000
  Bad debt expense                                          --           --          6,000
  Depreciation and amortization                          114,100      100,230       94,508
  Deferred income taxes                                   14,000       (8,900)     (11,400)
  Minority interest in income of subsidiary               (6,280)      12,283        4,896
  Change in operating accounts:
        Accounts receivable                               (6,391)      (1,625)      59,597
        Prepaid expenses                                  (8,440)      21,155      (19,826)
        Other assets                                      (7,134)         (64)     (12,524)
        Accounts payable                                 143,565       56,596       72,854
        Accrued expenses                                   1,842       (1,205)        (116)
        Accrued payroll and related taxes                 25,675        1,977       (7,992)
        Accrued commissions                                  189          (91)        (478)
                                                       ---------    ---------    ---------

Net cash provided by operating activities                117,139       60,049       44,225
                                                       ---------    ---------    ---------

Cash flows from investing activities:

  Repayments from (advances to) unconsolidated
     subsidiary                                             (138)         138      (15,000)
  Capital expenditures                                  (123,863)     (45,472)     (56,007)
  Advances to shareholder                                 (6,725)     (13,009)        --
                                                       ---------    ---------    ---------

Net cash used for investing activities                  (130,726)     (58,343)     (71,007)
                                                       ---------    ---------    ---------

Cash flows from financing activities:

  Issuance of common stock                                  --          6,000         --
  Advances from shareholder                               13,000         --           --
  Proceeds from long-term debt                            50,000         --        100,000
  Payments on long-term debt                             (67,280)     (66,680)     (39,595)
                                                       ---------    ---------    ---------

Net cash provided by (used for) financing activities      (4,280)     (60,680)      60,405
                                                       ---------    ---------    ---------



                 The accompanying Notes to Financial Statements
                    are an integral part of these statements.
                                      -19-




                                                                            1998          1997         1996
                                                                            ----          ----         ----


Net increase (decrease) in cash                                           $ (17,867)   $ (58,974)   $ 33,623

Cash at beginning of year                                                    53,241      112,215      78,592
                                                                          ---------    ---------    --------

Cash at end of year                                                       $  35,374    $  53,241    $112,215
                                                                          =========    =========    ========


Supplemental disclosure of cash flow information:

    Cash paid during the year for interest                                $  45,739    $  38,076    $ 37,458
                                                                          =========    =========    ========

    Cash paid during the year for income taxes                            $   6,809    $   1,849    $ 29,209
                                                                          =========    =========    ========


Supplemental disclosure of non-cash investing and financing activities:

      Issuance of common stock                                            $  52,930    $  50,000    $   --
      Payment of liabilities                                                (35,260)     (44,000)       --
      Payment of prepaid expenses                                           (10,170)        --          --
      Stock subscription receivable                                          (7,500)        --          --
                                                                          ---------    ---------    --------

      Cash received from issuance of
         common stock                                                     $    --      $   6,000    $   --
                                                                          =========    =========    ========

      Acquisition of property and equipment
         by issuance of long-term debt                                    $ 198,131    $    --      $   --
                                                                          =========    =========    ========




                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                   Notes To Consolidated Financial Statements
                          June 30, 1998, 1997 And 1996

1.    BUSINESS DESCRIPTION
      --------------------

      The Company and its 70% owned subsidiary, Coating Technology, Inc., are primarily engaged in the surface coatings and enhancements business. Customers, substantially all of whom are manufacturers, are located primarily in Western, New York.

      Prior to June 30, 1995, the Company owned 89% of The Bastian Company, Inc. (Bastian) and 100% of Ocean State Enameling, Inc. (Ocean State). On June 7, 1995, the Company's Board of Directors approved the sale of the Company's interest in Ocean State at its original investment amount of $500 to Bastian. In addition, the spin-off of Bastian in the form of a stock dividend to the Company's stockholders of record as of June 30, 1995 was approved. As of October 9, 1998, Bastian has not filed a registration statement with the Securities and Exchange Commission to register the Bastian common shares pursuant to the Securities Exchange Act of 1934. Therefore, the Company has not completed the pro rata distribution of the Bastian common shares and, as such, Bastian and Ocean State are still technically subsidiaries of the Company. (See Note 2)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--    ------------------------------------------

      a)   PRINCIPLES OF CONSOLIDATION
           ---------------------------

           The consolidated financial statements include the accounts of the Company and its 70% owned subsidiary, Coating Technology, Inc. All material intercompany items have been eliminated in consolidation.

           The consolidated financial statements do not include the accounts of its 89% owned subsidiary, The Bastian Company, Inc. and its 100% owned subsidiary, Ocean State Enameling, Inc., as required by generally accepted accounting principles. The Company believes that not consolidating these subsidiaries provides for a more meaningful presentation of continuing operations. (See Note 1)

      b)   USE OF ESTIMATES
           ----------------

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

      c)   REVENUE RECOGNITION
           -------------------

           The Company records its revenues and expenses on the accrual basis of accounting. Revenues are recognized on the date goods are shipped.

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                   Notes To Consolidated Financial Statements
                          June 30, 1998, 1997 And 1996

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
      ------------------------------------------------------

      d)    PROPERTY, PLANT AND EQUIPMENT
            -----------------------------

             Property, plant and equipment are carried at cost. Depreciation is computed on the straight-line method over a period of 5 to 39 years. Accelerated methods are used for tax purposes by Coating Technology, Inc.

      e)    OPERATING RIGHTS
            ----------------

            During 1995, the Company acquired the rights to a new technology, which is a new process for plating electroless nickel on aluminum. These operating rights are being amortized using the straight-line method over 15 years.

      f)    DEBT ISSUANCE COSTS
            -------------------

            Debt issuance costs are being amortized using the straight-line method over the term of the related debt instrument, five years.

      g)    INCOME TAXES
            ------------

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

      h)    EARNINGS PER SHARE
            ------------------

            Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Options to purchase common stock have a negligible effect on earnings per share.

3.    DUE FROM NYSERDA
      ----------------

      On June 22, 1995, the Company entered into an agreement with the New York State Energy Research and Development Authority (NYSERDA). Under the terms of the agreement, NYSERDA shared in the cost to develop a new technology by paying $325,010, which represented 59.8% of the actual development costs. NYSERDA paid the Company 90% of its 59.8% share upon receipt of an invoice for a progress payment. Final payment was made after completion of work and receipt of the final report. The Company has recorded $325,010 of reimbursements from NYSERDA through June 30, 1997.

                                       11
                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                   Notes To Consolidated Financial Statements
                          June 30, 1998, 1997 And 1996

3.    DUE FROM NYSERDA (continued)
      ----------------------------

      In accordance with the agreement, the Company is obligated to pay to NYSERDA 2% of sales of the new technology manufactured in New York State and 4% of sales manufactured outside of New York State. The Company's obligation to make payments to NYSERDA shall commence upon the earlier of the two following events; 1) sales exceed $500,000; 2) two years after the Company's receipt of final payment under the contract.

      NYSERDA possesses certain rights to contract data and certain liquidation or dissolution preferences pursuant to the contract.

4.    PROPERTY, PLANT AND EQUIPMENT
      -----------------------------

      Property, plant and equipment consists of the following:       1998         1997
                                                                     ----         ----

            Leasehold improvements                                 $   36,061     $ 28,784
            Machinery and equipment                                 1,139,632      827,891
            Furniture and fixtures                                     75,930       72,954
                                                                   ----------     --------

                                                                   $1,251,623     $929,629
                                                                   ==========     ========

            Depreciation and amortization expense for each of the three years in the period ended June 30, 1998 was $107,449, $93,579 and $87,858, respectively.

5.    LONG-TERM DEBT
      --------------

      Long-term debt consists of the following:                                       1998             1997
                                                                                      ----             ----

      8% convertible subordinated debentures due and payable on June 30, 1999.
      The debentures are subordinated to the Company's senior indebtedness. See
      Note 8 for
      conversion provisions.                                                         $275,000        $275,000

      Note payable secured by specific equipment.  Interest
      accrues at 5%.  Principal, in the amount of $26,667,
      plus interest is payable each December through 1998.                            26,666           53,333

      Installment note payable in monthly payments of $1,667, plus interest at prime plus 1.5%, through October 2000. The note is secured by a general lien on equipment, accounts receivable and inventory and is guaranteed by the stockholders of Coating
      Technology, Inc.                                                                46,667           66,666

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                          June 30, 1998, 1997 And 1996

5.    LONG-TERM DEBT (continued)                                                        1998              1997
      --------------                                                                   -----              ----

      Installment note payable in monthly payments of $1,667, plus interest at prime plus 2%, through December 1997. The note was secured by a general lien on equipment and accounts receivable
      and was guaranteed by the stockholders of Coating Technology, Inc.                     -          9,946

      Unsecured note payable.  Interest accrues at 8% and is payable
      monthly.  Principal is due in full on April 30, 1999.                             50,000              -

      Capital lease payable. Due in 60 monthly payments of $1,738, including interest at 14.5%, through January 2003. The lease is secured by specific equipment and is personally guaranteed by
      the minority shareholder of Coating Technology.                                   69,567              -

      Capital lease payable. Due in 60 monthly payments of $1,405, including interest at 14.5%, through January 2003. The lease is secured by specific equipment and is personally guaranteed
      by the minority shareholder of Coating Technology.                                56,233              -

      Capital lease payable. Due in 60 monthly payments of $1,478, including interest at 16.9%, through February 2003. The lease is secured by specific equipment and is personally guaranteed
      by the minority shareholder of Coating Technology.                                57,013              -

      Capital lease payable. Due in 60 monthly payments of $118, including interest at 17.7%, through February 2003. The lease is secured by specific equipment and is personally guaranteed
      by the minority shareholder of Coating Technology.                                 4,650              -
                                                                                      --------     ----------
                                                                                       585,796        404,945
      Less:  Current portion                                                           402,012         56,613
                                                                                      --------     ----------

      Long-term debt, net of current portion                                          $183,784       $348,332
                                                                                      ========     ==========


      The aggregate maturities for all long-term borrowings as of June 30, 1998 are as follows:

                       1999                  $402,012
                       2000                    55,296
                       2001                    47,729
                       2002                    47,779
                       2003                    32,980
                                             --------
                                             $585,796
                                             ========



                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                          June 30, 1998, 1997 And 1996

6.    OTHER LONG-TERM LIABILITY
      -------------------------

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

7.    INCENTIVE STOCK OPTION PLAN
      ---------------------------

      The Company has an incentive stock option plan for key employees, reserving 850,000 shares of common stock for issuance upon the exercise of options granted under the plan. The options expire 10 years from date of grant (5 years for grantees who hold 10% or more of the Company voting power) and are exercisable one year from the date of the grant on a cumulative basis at the rate of 25% of the total number of shares covered by the grant. As of June 30, 1998, options on 435,000 shares have been exercised at $.06 per share, leaving options on 415,000 shares available under the plan.

8.    COMMON STOCK AND STOCK WARRANTS
      -------------------------------

      In December 1988, the Company sold 575,000 $.01 par value common shares and warrants to purchase 575,000 additional common shares. The selling price was $.50 per newly issued share. The warrants were exercisable for two years at $.60 per common share. The sale of common stock and warrants was made by means of a private placement. The 575,000 newly issued shares constituted the minimum offering under terms of the private placement. 552,000 warrants were outstanding as of June 30, 1998. The Company has extended the exercise period for these warrants to December 31, 1998.

      During the year ended June 30, 1995, the Company issued convertible subordinated debentures. These debentures are redeemable by the Company upon at least 30 days notice at any time after December 30, 1995, and are convertible into common shares of the Company. The holders of the debentures may convert the debentures into common shares of the Company at any time prior to 5:00 pm on June 30, 1999. The conversion price is $.75 per share through June 30, 1996, $.95 per share from July 1, 1996 through June 30, 1998, and $1.25 per share thereafter.

      Accompanying each $25,000 debenture is a non-detachable warrant. Each non-detachable warrant enables the holder to purchase up to an additional 33,333 shares at an exercise price of $.85 per share. The warrants can only be exercised coincidentally with the conversion of the debenture.

      The Company also has an outstanding warrant to purchase 60,000 common shares at $.06 per share. The warrant was issued in connection with the purchase of equipment in 1994 and expires December 31, 1998.

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                          June 30, 1998, 1997 And 1996

8.    COMMON STOCK AND STOCK WARRANTS (continued)
      -------------------------------

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

9.    MINORITY INTEREST
      -----------------

      Coating Technology, Inc. is in the business of electroless nickel and aluminum anodizing operations. The accounts of Coating Technology, Inc. for the years ended June 30, 1998 and 1997 are included in the consolidated financial statements of the Company with recognition of a minority interest representing the 30% interest owned by another party.

      Summarized balance sheet data of Coating Technology, Inc. as of June 30, 1998 and 1997 is as follows:



                                                            1998                1997
                                                            ----                ----

            Current assets                             $   283,000           $276,000
            Property and equipment, net                    668,000            451,000
            Other assets                                    69,000             54,000
                                                       -----------          ---------

                                                        $1,020,000           $781,000
                                                        ==========           ========

            Current liabilities                         $  379,000           $223,000
            Long-term liabilities                          191,000             88,000
                                                       -----------          ---------
                                                           570,000            311,000
            Shareholders' equity                           450,000            470,000
                                                       -----------           --------

                                                        $1,020,000           $781,000
                                                        ==========           ========


      Summarized income statement data of Coating Technology, Inc. for the years ended June 30, 1998, 1997 and 1996 is as follows:


                                               1998             1997               1996
                                               ----             ----               ----

            Revenues                         $1,790,000        $1,613,000         $1,630,000
            Costs and expenses                1,810,000         1,572,000          1,614,000
                                             ----------        ----------         ----------

            Net income (loss)               $   (20,000)      $    41,000        $    16,000
                                            ===========       ===========        ===========

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                          June 30, 1998, 1997 And 1996

9.    MINORITY INTEREST (continued)
      -----------------------------

      Depreciation expense for Coating Technology, Inc. for the years ended June 30, 1998, 1997 and 1996 amounted to $105,820, $91,303 and $86,081, respectively.

      Capital expenditures for Coating Technology, Inc. for the years ended June 30, 1998, 1997 and 1996 amounted to $321,994, $45,472 and $48,922, respectively.

10.   SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK
      ------------------------------------------------------

      During the year ended June 30, 1998, Coating Technology, Inc. had two customers who accounted for 24% of consolidated sales.

      During the year ended June 30, 1997, Coating Technology, Inc. had two customers who, in the aggregate, accounted for 26% of consolidated sales.

      During the year ended June 30, 1996, Coating Technology, Inc. had two customers who, in the aggregate, accounted for 21% of consolidated sales.

      The Company grants credit to its customers, substantially all of whom are manufacturers located in Western New York. Two Coating Technology, Inc. customers comprised 22% and 21% of accounts receivable at June 30, 1998 and 1997, respectively. One Metal Arts customer comprised 11% of accounts receivable at June 30, 1998.

11.   INCOME TAXES
      ------------

      Provision for income taxes was determined as follows:


                                                                1998             1997              1996
                                                                ----             ----              ----

            Loss before income taxes                          $(142,337)        $(127,774)       $(157,094)
            Excess tax depreciation                               2,190            (1,565)         (26,926)
            State income tax                                       (650)           (2,833)          (1,600)
            Minority interest in income of subsidiary            (6,280)           12,283            4,896
            Net operating loss of Metal Arts                    109,107           124,588          152,267
            Allowance for doubtful accounts                           -                 -            6,000
            Other     39,975                                     53,337            22,480
                                                             ----------        ----------     ------------

            Federal taxable income                           $    2,005        $   58,036     $         23
                                                             ==========        ==========     ============


                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                          June 30, 1998, 1997 And 1996

11.   INCOME TAXES (continued)
      ------------

                                                                 1998          1997           1996
                                                                 ----          ----           ----

            Federal statutory income tax                      $    301        $ 9,509     $       3
            Federal alternative minimum tax credit                (301)        (4,901)           (3)
            State income tax                                       650          2,833         1,600
            Other -                                                 (8)             -
            Deferred                                            14,000         (8,900)      (11,400)
            -------                                            -------       --------

            Provision for income taxes                         $14,650        $(1,467)    $  (9,800)
                                                               =======        =======      =========

      Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 (FASB 109), "Accounting for Income Taxes" requires that an asset be recorded for the expected realizable value of net operating loss carryforwards and tax credits and a corresponding valuation allowance for the amount of tax benefits not expected to be realized.

      The Company has recorded a deferred tax asset of $182,800 reflecting the benefit of net operating loss carryforwards and investment tax credit carryforwards. Realization is dependent on generating sufficient taxable income prior to expiration of the net operating loss and investment tax credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

         At June 30, 1998, the Company had available net operating loss deduction carryforwards for Federal income tax purposes which expire as follows:

                          2001           $   8,000
                          2003             160,000
                          2009               8,000
                          2010             206,000
                          2011             152,000
                          2012             124,000
                          2013             108,000
                                          --------
                                          $766,000
                                          ========

      Coating Technology, Inc. has approximately $88,500 of New York State investment tax credit carryforwards that expire in various years from 2004 to 2013 and Federal and New York State alternative minimum tax credit carryforwards of approximately $5,300.

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                   Notes To Consolidated Financial Statements
                          June 30, 1998, 1997 And 1996

11.   INCOME TAXES (continued)
      ------------

      Deferred income taxes consist of:                          1998                1997
                                                                 ----                ----

        Assets
             NOL carryforward                                  $ 291,500          $ 514,700
             Federal tax credit carryforwards                      1,000              1,800
             NYS tax credit carryforwards                         92,800             76,500
             Allowance for doubtful accounts                       2,200              2,200
             Less: Valuation allowance                          (153,100)          (346,300)
                                                               ---------          ---------

                  Net deferred tax assets                        234,400            248,900

        Liabilities
             Accelerated depreciation                            (58,300)           (58,800)
                                                              ----------         ----------

                                                               $ 176,100          $ 190,100
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

                                                                              1998              1997
                                                                              ----              ----

            Net current deferred tax asset - Metal Arts                    $  35,000          $  26,600
            Net long-term deferred tax asset - Metal Arts                    147,800            178,300
            Net long-term deferred tax liability - Coating Technology         (6,700)           (14,800)
                                                                          ----------          ---------

                                                                            $176,100           $190,100
                                                                            ========           ========

12.   COMMITMENTS
      -----------

      Coating Technology, Inc. had a lease agreement through January 31, 1998. This lease has been extended, on a month-to-month basis, until the Company completes the transition to its new facility. In addition to monthly rental payments of $8,709, Coating Technology, Inc. is also responsible for its own utilities and general maintenance.

      During 1997, Coating Technology entered into a ten year lease agreement for its new manufacturing and office space. The lease requires 28 monthly rental payments of $5,958, beginning September 1, 1997. The annual rent as of January 1, 2000, and each January 1st thereafter, shall be increased by the percentage increase in the consumer price index for the previous calendar year, but in no event, more than three percent in any year. In addition, the Company is also responsible for its own utilities.

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                   Notes To Consolidated Financial Statements
                          June 30, 1998, 1997 And 1996

12.   COMMITMENTS (continued)
      -----------

      Effective July 1, 1995, the Company rents office space from its unconsolidated subsidiary on a month-to-month basis for $500 per month.

      Consolidated rent expense for each of the years ended June 30, 1998, 1997 and 1996 was approximately $166,000, $111,000 and $109,000, respectively.

      During the year ended June 30, 1995, the Company entered into a royalty agreement in conjunction with the purchase of the operating rights to a new chemical process. The agreement requires royalty payments of 2% of gross sales of the new chemical process throughout the former owner's lifetime. As of June 30, 1998, no royalties were due under this agreement.

      In addition, the Company entered into a licensing agreement for an existing chemical process. The agreement requires licensing fees equal to 50% of the Company's net profit on sales of this process. As of June 30, 1998, no fees were due under this agreement.

13.   CONTINGENCIES
      -------------

      The Company is the guarantor of debt owed to the City of Geneva, N.Y. by its unconsolidated subsidiary, Bastian, in the approximate amount of $280,000. Bastian is currently in default on its debt payments to the City of Geneva.

      Bastian has incurred substantial losses in recent years and has a deficiency of stockholders' equity. Although Bastian has taken steps to return to profitability, it is at least reasonably possible that Bastian will not become profitable in the near future. If not, the Company may become responsible for repayment of at least a portion of the amount owed to the City of Geneva. As of June 30, 1998, the Company has not recorded a liability relating to this contingency in its financial statements.

14.   BENEFIT PLAN
      ------------

      During 1996, Coating Technology, Inc. started a salary reduction plan pursuant 401(k) of the Internal Revenue Code that covers all eligible employees. Employees are eligible for participation in the plan after the completion of six months of service and attainment of age twenty-one. Under terms of the plan, the Company contributes up to 1.25% of each participant's compensation. Also, Coating may make additional contributions to the plan at its discretion. Coating's contributions to the plan amounted to $3,328 in 1998 and $3,135 in 1997.

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                   Notes To Consolidated Financial Statements
                          June 30, 1998, 1997 And 1996



15.   TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      As of June 30, 1998, the Company was owed $100,000 from Bastian for advances. The Company has a second security interest in virtually all of the assets in Bastian. Due to the financial condition of Bastian, the Company reserved $100,000 for possible uncollectibility.

      Amounts due to/from shareholder do not bear interest, are unsecured and have no fixed repayment terms.

16.   CAPITAL LEASES
      --------------

      Assets held under capital leases as of June 30, 1998 are as follows:

            Machinery and equipment                         $198,131
            Less:  Accumulated depreciation                    8,255
                                                            --------
                                                            $189,876
                                                            ========

      Minimum lease payments for all capital leases as of June 30, 1998 are as follows:

                        1999                               $  56,879
                        2000                                  56,879
                        2001                                  56,879
                        2002                                  56,879
                        2003                                  34,776
                                                           ---------

      Total minimum lease payments                           262,292

      Less:  Amount representing interest and sales tax       74,829
                                                           ---------

      Present value of net minimum lease payments           $187,463
                                                           =========

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                      SCHEDULE II - AMOUNTS RECEIVABLE FROM
                        RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                For The Years Ended June 30, 1998, 1997 And 1996


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


June 30, 1998

      N/A                   $     -           $     -          $     -           $     -          $     -
                            =======           =======          =======           =======          =======

June 30, 1997

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
                            =======           =======          =======           =======          =======





                  THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                  -------------------------------------------

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                For The Years Ended June 30, 1998, 1997 And 1996


                                   BALANCE AT                                 BALANCE
                                   BEGINNING    ADDITIONS                     AT END
CLASSIFICATION                      OF YEAR      AT COST     RETIREMENTS      OF YEAR
--------------                      -------      -------     -----------      -------


June 30, 1998

       Leasehold improvements      $ 28,784     $  7,277     $     --       $   36,061
       Machinery and equipment      827,891      311,741           --        1,139,632
       Furniture and fixtures        72,954        2,976           --           75,930
                                   --------     --------     ----------     ----------

                                   $929,629     $321,994     $     --       $1,251,623
                                   ========     ========     ==========     ==========

June 30, 1997

       Leasehold improvements      $ 28,784     $   --       $     --       $   28,784
       Machinery and equipment      794,998       32,893           --          827,891
       Furniture and fixtures        60,375       12,579           --           72,954
                                   --------     --------     ----------     ----------

                                   $884,157     $ 45,472     $     --       $  929,629
                                   ========     ========     ==========     ==========

June 30, 1996

       Leasehold improvements      $ 26,052     $  2,732     $     --       $   28,784
       Machinery and equipment      759,582       35,416           --          794,998
       Furniture and fixtures        42,516       17,859           --           60,375
                                   --------     --------     ----------     ----------

                                   $828,150     $ 56,007     $     --       $  884,157
                                   ========     ========     ==========     ==========



                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

           SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                          PROPERTY, PLANT AND EQUIPMENT

                For The Years Ended June 30, 1998, 1997 And 1996


                                                    ADDITIONS
                                       BALANCE AT   CHARGED TO                 BALANCE
                                       BEGINNING    COSTS AND                  AT END
CLASSIFICATION                          OF YEAR     EXPENSES   RETIREMENTS     OF YEAR
--------------                          -------     --------   -----------     -------


June 30, 1998

       Leasehold improvements          $ 14,331   $  3,286     $   --       $ 17,617
       Machinery and equipment          416,231     98,837         --        510,068
       Furniture and fixtures            38,907     10,326         --         49,233
                                       --------   --------     --------     --------

                                       $469,469   $107,449     $   --       $576,918
                                       ========   ========     ========     ========

June 30, 1997

       Leasehold improvements          $ 11,348   $  2,983     $   --       $ 14,331
       Machinery and equipment          336,107     80,124         --        416,231
       Furniture and fixtures            28,435     10,472         --         38,907
                                       --------   --------     --------     --------

                                       $375,890   $ 93,579     $   --       $469,469
                                       ========   ========     ========     ========

June 30, 1996

       Leasehold improvements          $  8,606   $  2,742     $   --       $ 11,348
       Machinery and equipment          259,542     76,565         --        336,107
       Furniture and fixtures            19,884      8,551         --         28,435
                                       --------   --------     --------     --------

                                       $288,032   $ 87,858     $   --       $375,890
                                       ========   ========     ========     ========




                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                For The Years Ended June 30, 1998, 1997 And 1996



                                                      ADDITIONS
                                     BALANCE AT       CHARGED TO                                 BALANCE
                                      BEGINNING       COSTS AND                                  AT END
DESCRIPTION                           OF YEAR         EXPENSES              DEDUCTIONS           OF YEAR
-----------                           -------         --------              ----------           -------

Allowance for doubtful
accounts - deducted from
accounts and notes receivable
in the balance sheet

       June 30, 1998                  $110,000        $          -           $       -            $110,000
                                      ========        ============           =========            ========

       June 30, 1997                  $110,000        $          -           $       -            $110,000
                                      ========        ============           =========            ========

       June 30, 1996                  $104,000        $      6,000           $       -            $110,000
                                      ========        ============           =========            ========



                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                For The Years Ended June 30, 1998, 1997 And 1996



                                                      ITEM CHARGED TO COSTS AND EXPENSES
                                                      ----------------------------------

                                                      1998        1997         1996
                                                      ----        ----         ----

Maintenance and repairs                              $86,719     $71,181     $66,478
                                                     =======     =======     =======

Depreciation and amortization
       of intangible assets, pre-
       operating costs and similar
       deferrals                                       $ *        $ *        $ *
                                                       ===        ===        ===

Taxes, other than payroll and
       income taxes                                    $ *        $ *        $ *
                                                       ===        ===        ===

Royalties                                              $ *        $ *        $ *
                                                       ===        ===        ===

Advertising costs                                      $ *        $ *        $ *
                                                       ===        ===        ===



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

NAME                             AGE         POSITIONS WITH METAL ARTS
----                             ---         -------------------------

Stanley J. Dahle                 61          President,
                                             Chief Executive Officer and
                                             Director

Albert A. Cauwels                64          Secretary and Director

Geoffrey A. Rich                 49          Director

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

     None of Metal Arts' Directors is a Director of any company with a class of securities registered pursuant to Section 12 of the Securities & Exchange Act of 1934, as amended, or of any company registered under the Investment Company Act of 1940, as amended. There is no family relationship among any members of the Board of Directors or the Executive Officers or significant employees of Metal Arts. The Board of Directors met 4 times during the fiscal year ended June 30, 1998. At the present time, the company has no Audit, Compensation or Nominating Committees. All Directors and Executive Officers have been elected to serve as Directors and Executive Officers until the next annual meeting of shareholders of Metal Arts or until their successors have been elected and qualified. There are no arrangements or understandings between any Director or Executive Officer and any other persons pursuant to which any such Directors or Executive Officers was or is to be selected as a Director or nominee for Director.

                         ITEM 11. EXECUTIVE COMPENSATION

     The aggregate direct remuneration accrued and paid by Metal Arts and Coating Technology, during the fiscal year ended June 30, 1998, to each of Metal Arts' Officers and Directors whose aggregate remuneration exceeded $50,000, and to all Directors and Officers of Metal Arts as a group, is set forth in the following table.

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
Directors as a                      and Directors
group (3) persons                   as a group

OTHER COMPENSATION

     There was no other compensation of any kind paid to the officers and directors during fiscal year 1998. No executive earned more than $100,000 of total compensation. There is no executive committee and all compensation decisions are made by the Board of Directors. There were no loans made to officers, no directors fees and no long term compensation arrangements. There were no outstanding stock option grants to officers at year end. There are no employment agreements.

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
                                                                                    EXERCISABLE (E) /
                                                                                    UNEXERCISABLE (U)

------------------------------------------------------------------------------------------------------------------------------------
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

            OFFICER COMPENSATION FOR THE PRECEDING THREE FISCAL YEARS

                                                                                  SECURITIES OR
                                                                               PROPERTY, INSURANCE
                                                                                   BENEFITS OR
                                FISCAL            DIRECTORS FEES,                REIMBURSEMENTS
NAME                             YEAR         COMMISSIONS & BUSINESS            PERSONAL BENEFITS
----                             ----         ----------------------            -----------------

Stanley J. Dahle                 1998                  $95,000                         $5,000
                                 1997                   95,000                          5,000
                                 1996                   85,650                          5,000

Albert A. Cauwels                1998                      -0-                            -0-
                                 1997                      -0-                            -0-
                                 1996                      -0-                            -0-

Geoffrey A. Rich                 1998                   80,000                          5,000
                                 1997                   80,000                          5,000
                                 1996                   73,400                          5,000





STOCK OPTION PLAN

           On March 3, 1982, Metal Arts adopted an incentive stock option plan (the "Plan" or the "Stock Option Plan") pursuant to Section 422A of the Internal Revenue Code. Under the Plan, as amended, Metal Arts' Board of Directors may grant options to key employees (including executive officers of Metal Arts) to purchase up to an aggregate 850,000 common shares.

           Such options expire 10 years from the date of the grant (but must be exercised within 5 years of the date of grant for grantees who hold 10 percent or more of the common shares) and are exercisable one year from the date of the grant on a cumulative basis at the rate of 25 percent of the total number of common shares subject to the option granted. Options must be granted at no less than fair market value (but not less than 110 percent of fair market value for grantees who hold 10 percent or more of the common shares). During the Fiscal Year ended June 30, 1998, no options were exercised. There are currently available under the plan 415,000 common shares for future grants. Metal Arts' management believes that the availability of the Plan, and the grants of the options, will enable the Company to attract and hold valuable employees by providing them with incentives to foster growth.

            ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT


           The following table sets forth information as of October 1, 1998, with respect to all directors, officers, and persons who are known by Metal Arts to be the beneficial owners of more than five percent (5%) of the common shares of Metal Arts. The common shares are the only voting securities of Metal Arts. All persons listed below have sole voting and investment power with respect to their common shares unless otherwise indicated.



           NAME AND ADDRESS OF                   AMOUNT BENEFICIALLY            PERCENT
           BENEFICIAL OWNER                             OWNED                  OF CLASS
           ----------------                             -----                  --------

           Stanley J. Dahle                           1,419,000(a)                  20
           81 Country Club Drive
           Rochester, New York

           Clifford W. Charlson                         598,000(b)                  8
           987 East Avenue
           Rochester, New York

           Albert A. Cauwels                              486,551                   6.8
           28 Franklin Street
           Phelps, New York

           Geoffrey A. Rich                               225,000                   3.2
           2856 Gildersleeve Road
           Walworth, New York

           All officers and directors
           as a group (3) persons                       2,130,551                   30




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



(a) The following documents are filed as a part of this Form 10-K 1998 Annual Report:

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

                                              THE METAL ARTS COMPANY, INC.




Date:  10-15-98                               By: /s/ STANLEY J. DAHLE
                                              --------------------------
                                              Stanley J. Dahle
                                              President and
                                              Chief Executive Officer




Date:  10-15-98                               By: /s/ ALBERT A. CAUWELS
                                              --------------------------
                                              Albert A. Cauwels
                                              Secretary and Director


           Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:





SIGNATURE                     TITLE                            DATE
---------                     -----                            ----

                               Chairman, President
                               Chief Executive Officer       10-15-98
/s/STANLEY J. DAHLE            and Director
Stanley J. Dahle




/s/ALBERT A. CAUWELS           Secretary and Director        10-15-98
Albert A. Cauwels




/s/ GEOFFREY A. RICH            Director                      10-15-98
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

10(g) Lease agreement dated February 19, 1998 between O'Brien and Gere Property Development, Inc. as Landlord and Coating Technology, Inc. as Tenant relating to its new facility at 800 St. Paul St., Rochester, New York. (Filed as exhibit (g) to the Company's Form 10-K for the year ended June 30, 1998, and incorporated herein by reference.)

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