Form 10-Q
period 1998-09-30
METAL ARTS CO INC
filed 1999-02-22
CIK 320303

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR QUARTER ENDED SEPTEMBER 30, 1998 COMMISSION FILE NUMBER 0-9998


                          THE METAL ARTS COMPANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         NEW YORK                                                06-0945588
         --------                                                ----------
(STATE OR OTHER JURISDICTION OF                               (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

1 AMERICAN CENTER GENEVA, NEW YORK                            14456 - 1188
----------------------------------                            ------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES   X         NO
    ----           ----
THE NUMBER OF SHARES OF COMMON STOCK, $.01PAR VALUE, OUTSTANDING AT SEPTEMBER 30, 1998 WAS 7,407,402.



                               PAGE 1 OF 12 PAGES
                           EXHIBIT INDEX IS ON PAGE 2

                          THE METAL ARTS COMPANY, INC.
                          ----------------------------

                                      INDEX
                                      -----




PART I    FINANCIAL INFORMATION:

          Consolidated Condensed Balance Sheets,
          September 30,1998 and June 30,1998.                            4 and 5

          Consolidated Condensed Statements of Operations,
          three months ended September 30,1998 and 1997.                       6

          Consolidated Condensed Statement of Cash Flows,
          Three months ended September 30, 1998 and 1997.                      7

          Notes to Consolidated Condensed Financial
          Statements.                                                          8

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                                 9



PART II  OTHER INFORMATION                                                    10

                          PART I FINANCIAL INFORMATION

                          THE METAL ARTS COMPANY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

--------------------------------------------------------------------------------
                                     ASSETS
                                     ------

                                                        9/30/98         6/30/98
                                                        -------         -------
CURRENT ASSETS
Cash                                                $    15,743     $    35,374
Trade accounts receivable - net                         197,235         262,683
Current portion of due from NYSERDA                      13,532               0
Current portion of deferred tax asset                    35,000          35,000
Prepaid expenses and other current assets                 9,713          34,474
                                                    -----------     -----------
                                                        271,223         367,531


PROPERTY, PLANT and EQUIPMENT                         1,291,357       1,251,623
Less accumulated depreciation                          (600,019)       (576,918)
                                                    -----------     -----------
                                                        691,338         674,705


OTHER ASSETS
Due from shareholder                                          0          19,734
Due from NYSERDA, net of current portion                  2,316               0
Cash value of life insurance                              7,893           7,893
Operating rights - net                                   15,410          15,410
Debt issuance costs - net                                 5,311           5,311
Deferred tax asset, net of current portion              147,800         147,800
Other assets                                             67,307          37,677
                                                    -----------     -----------
                                                        246,037         233,825
                                                    -----------     -----------








TOTAL ASSETS                                        $1,208,598      $ 1,276,061
                                                    ===========     ===========

                          THE METAL ARTS COMPANY, INC.
                     CONSOLIDATED CONDENSED BALANCED SHEETS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------


                                                                 9/30/98          6/30/98
                                                                 -------          -------
CURRENT LIABILITIES
Accounts payable - trade                                       $   255,936        329,114
Accrued expenses                                                    40,242         10,049
Accrued payroll and related taxes                                   56,611         47,377
Accrued commissions                                                 34,346         34,590
Due to shareholder                                                  15,000         13,000
Current portion of long - term debt                                402,012        402,012
                                                               -----------     ----------
                                                                   804,147        836,142

LONG - TERM LIABILITIES
Long - term debt, net of current portion                           171,283        183,784
Other long - term liability                                        243,222        243,222
Deferred tax liability                                               6,700          6,700
                                                               -----------     ----------
                                                                   421,205        433,706

MINORITY INTEREST IN SUBSIDIARY                                    139,201        135,901

STOCKHOLDERS' EQUITY
Common stock - $.01 par value, 15,000,000 shares authorized;
Issued and outstanding: 7,520,802 at September 30, 1998 and
June 30, 1998, respectively                                         75,208         75,208
Paid - in capital in excess of par value                         2,458,984      2,458,984
Accumulated deficit                                             (2,690,147)
                                                               -----------     ----------
                                                                               (2,663,880)
                                                                  (155,955)      (129,688)
                                                               -----------     ----------








TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 1,208,598    $ 1,276,061
                                                               ===========    ===========

                          THE METAL ARTS COMPANY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         1998            1997
                                                         --------------------

SALES - Net                                        $   374,275      $   471,006

COST OF SALES                                         (319,865)        (354,630)
                                                   -----------      -----------

GROSS MARGIN                                            54,410          116,376

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                             (61,526)         (81,846)
RESEARCH AND DEVELOPMENT                                     0                0
                                                   -----------      -----------

OPERATING INCOME (LOSS)                                 (7,116)          34,530

INTEREST EXPENSE                                       (15,893)          (8,054)
INTEREST INCOME                                             42               81
MINORITY INTEREST IN INCOME
   OF SUBSIDIARY                                        (3,300)         (11,650)
                                                   -----------      -----------
                                                       (19,151)         (19,623)
                                                   -----------      -----------

NET INCOME (LOSS) FOR THE PERIOD                   ($   26,267)     ($   14,907)
                                                  ============      ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                         7,520,802        7,407,402

EARNINGS PER SHARE OF
   COMMON STOCK:
         Net income (loss) for the period          $      0.00      $      0.00
                                                   ===========      ===========



                          THE METAL ARTS COMPANY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                            1998        1997
                                                            ----------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss) for the period                       ($26,267)   $ 14,907

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
CASH PROVIDED BY OPERATING ACTIVITIES
  Rent expense offset against advances to
     unconsolidated subsidiary                                  0       1,500
  Depreciation and amortization                            23,100      23,100
  Minority interest in income of subsidiary                 3,300      11,650
  Change in operating accounts:
    Accounts receivable                                    49,600        (334)
    Prepaid expenses and other                             (4,868)    (33,315)
    Accounts payable                                      (73,178)    (16,257)
    Accrued expenses                                       30,193      10,061
    Accrued payroll and commissions                         8,990      (4,920)
    Deferred revenue                                            0      12,500
                                                      -----------  ----------
                                                           10,870      18,892

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                    (39,734)     (1,373)
  Repayment of advances to shareholder                    (13,000)     13,009
  Advances from shareholder                                15,000           0
  Repayment of advances from shareholder                   19,734           0
                                                      -----------  ----------
                                                          (18,000)     11,636

CASH FLOWS FINANCING ACTIVITIES -
     Payments on long - term debt                         (12,501)    (10,003)
                                                      -----------  ----------

NET INCREASE IN CASH                                      (19,631)     20,525

CASH - BEGINNING                                           35,374      53,241
                                                      -----------  ----------

CASH - ENDING                                            $ 15,743    $ 73,766
                                                      ===========   =========


                          THE METAL ARTS COMPANY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS





1. These statements should be read in conjunction with the audited financial statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the fiscal year ended June 30,1998. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments of a normal recurring nature necessary for the fair presentation of the Company's financial position as of September 30,1998 and the results of operations for the three months ended September 30,1998 and 1997.



2. The results of operations for the three months ended September 30,1998 are not necessarily indicative of the results to be expected for the full year.



3. Earnings (loss) per share of common stock are computed on the weighted average number of shares outstanding during the three months ended September 30,1998 and 1997. The weighted average number of shares outstanding at the end of each period is determined by totaling the number of shares outstanding at the end of each month in the period and dividing the sum by the number of months in the period.

                          THE METAL ARTS COMPANY, INC.
                          ----------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATION
                       ----------------------------------

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

LIQUIDITY AND CAPITAL RESOURCES

PRIVATE PLACEMENT OF DEBENTURES

The company sold, as of September 30, 1994, eleven debentures for a total of $275,000. The purpose of the private placement was to acquire the technology for plating electroless nickel on aluminum, complete all research and development, conduct test trials with potential customers leading up to commercialization.

NEW YORK STATE ENERGY AND DEVELOPMENT AUTHORITY FUNDING

The company signed an agreement with the New York State Energy Research and Development Authority (NYSERDA) dated June 22, 1995 for funding of $325,000 for its new technology. This was done as part of NYSERDA's Industrial Waste Minimization Program. The purpose of the funding is to provide money for the completion of research and development, test trials, commercial demonstrations and commercialization of the technology. To date, the company has received a total of $325,000 on this contract.

On June 30, 1998, the company signed a new agreement with NYSERDA to demonstrate the use of Microsmooth(R) for hard anodizing in the amount of $55,000.

On August 12, 1998, the company signed an additional agreement with NYSERDA to demonstrate the Microsmooth(R) process on aluminum automobile wheels. This contract also includes funding from the US Department of Energy with the Aluminum Company of America (ALCOA) as a strategic partner in the effort. The funding from NYSERDA and US DOE totals $640,000. In addition, ALCOA has pledged $100,00 of in-kind material, services and cash.

OPERATING ACTIVITIES

Over the past three fiscal years, Coating Technology has shown steady growth in sales and operating earnings. Cash flow, along with capital leases, was adequate to provide for the acquisition of capital equipment and provide the working capital necessary to run the business. In addition, all relevant measures relating to: debt to Equity; current ratio; working capital; and net worth increased. Through the first quarter of fiscal year 1999, Coating Technology operated profitably with sufficient resources to sustain operations.

MICROSMOOTH(R)


The Company initially applied for a patent on Microsmooth(R), its proprietary activator for plating electroless nickel on aluminum in March, 1994. That application was then split into three separate applications; the chemical formula; the process and; the resulting product.

Subsequently, and as a result of significant chemical formula modifications, the original formula application was abandoned and a new patent application was filed in June, 1997. On May 19, 1998, the United States Patent office issued patent number 5,753,304 covering the Microsmooth(R) formula and the Microsmooth(R) process. A trademark was issued on the name, Microsmooth(R), on June 30, 1998.

On July 30, 1997 the Company entered into an exclusive license agreement with Alyn Corporation, Inc. for Alyn to use the Microsmooth(R) process on Alyn's Boralyn(R) alternate computer memory disks. The Company will receive material royalties from the Alyn Corporation to retain Alyn's exclusive worldwide rights to the Microsmooth(R) technology on alternate computer memory disks.

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

                          THE METAL ARTS COMPANY, INC.
                          ----------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATION
                       ----------------------------------

B.        RESULTS OF OPERATIONS:
         The following table illustrates the major components of consolidated net sales and net income (loss).


                                                THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                  1998         1997
                                                  -----------------


CONSOLIDATED NET SALES
Metal Arts                                     $       0    $  37,500
Coating Technology                               374,000      433,500
                                               ---------    ---------
                                               $ 374,000    $ 471,000
                                               =========    =========

CONSOLIDATED NET INCOME (LOSS)
Metal Arts                                     ($ 34,000)   ($ 12,250)
Minority Interest                                 (3,300)     (11,650)
Coating Technology                                11,000       38,800
                                               ---------    ---------
                                               ($ 26,300)   $  14,900
                                               =========    =========



THE METAL ARTS COMPANY, INC.
----------------------------

The net sales for the Company for the three (3) months ended October 30, 1998 were $0 compared with $37,500 in the previous year. The Company showed a loss of $34,000 versus a loss of $12,250 in the previous year.

COATING TECHNOLOGY, INC.
------------------------

Coating Technology's sales for the three (3) months ended October 30, 1998 were $374,000 as compared with $433,500 in the previous year. The Company showed a profit $11,000 as compared with a profit of $38,800 in the previous year.

                          THE METAL ARTS COMPANY, INC.


Part II - Other Information

         Item 6 - Exhibits and Reports on Form 8 - K

         A.        Exhibits - None

         B.        Reports on Form 8 - K - None


Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          THE METAL ARTS COMPANY, INC.
                          ----------------------------


Date: NOVEMBER 14, 1998                                   /S/ STANLEY J. DAHLE
      -------------------                                 --------------------
                                                           Stanley J. Dahle
                                                              President

Date: NOVEMBER 14, 1998                                    /S/ ALBERT A. CAUWELS
      ------------------                                   ---------------------
                                                           Albert A. Cauwels
                                                                Secretary