Form 10-Q
period 1998-12-31
METAL ARTS CO INC
filed 1999-05-21
CIK 320303

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR QUARTER ENDED DECEMBER 31, 1998 COMMISSION FILE NUMBER 0-9998


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

THE NUMBER OF SHARES OF COMMON STOCK, $.01PAR VALUE, OUTSTANDING AT DECEMBER 30, 1998 WAS 7,407,402.











                               PAGE 1 OF 12 PAGES
                           EXHIBIT INDEX IS ON PAGE 2

                          THE METAL ARTS COMPANY, INC.
                          ----------------------------

                                      INDEX
                                      -----




PART I      FINANCIAL INFORMATION:

            Consolidated Condensed Balance Sheets,
            December 31,1998 and June 30,1998.                           4 and 5

            Consolidated Condensed Statements of Operations,
            three months and six months ended December 31,
            1998 and 1997.                                                     6

            Consolidated Condensed Statement of Cash Flows,
            Three months and six months ended December 31,
             1998 and 1997.                                                    7

            Notes to Consolidated Condensed Financial
            Statements.                                                        8

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                               9



PART II  OTHER INFORMATION                                                    10

                          PART I FINANCIAL INFORMATION
                          ----------------------------

                          THE METAL ARTS COMPANY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

                                                       12/31/98        6/30/98
                                                    ---------------------------
CURRENT ASSETS
Cash                                                ($      303)     $   35,374
Trade accounts receivable - net                         155,268         262,683
Current portion of due from NYSERDA                      28,396               0
Current portion of deferred tax asset                    35,000          35,000
Prepaid expenses and other current assets                 7,301          34,474
                                                    ---------------------------
                                                        225,662         367,531


PROPERTY, PLANT and EQUIPMENT                         1,363,421       1,251,623
Less accumulated depreciation                          (624,119)       (576,918)
                                                    ---------------------------
                                                        739,302         674,705


OTHER ASSETS
Due from shareholder                                          0          19,734
Due from NYSERDA, net of current portion                  6,374               0
Cash value of life insurance                              7,893           7,893
Operating rights - net                                   15,410          15,410
Debt issuance costs - net                                 5,311           5,311
Deferred tax asset, net of current portion              147,800         147,800
Other assets                                             73,611          37,677
                                                    ---------------------------
                                                        256,399         233,825
                                                    ---------------------------







TOTAL ASSETS                                        $1,221,363       $1,276,061
                                                    ===========================



                          THE METAL ARTS COMPANY, INC.
                     CONSOLIDATED CONDENSED BALANCED SHEETS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

                                                                  12/31/98        6/30/98
                                                               --------------------------
CURRENT LIABILITIES
Accounts payable - trade                                       $   305,169        329,114
Accrued expenses                                                    46,312         10,049
Accrued payroll and related taxes                                   66,057         47,377
Accrued commissions                                                 34,041         34,590
Due to shareholder                                                  23,500         13,000
Current portion of long - term debt                                402,012        402,012
                                                               --------------------------
                                                                   877,091        836,142

LONG - TERM LIABILITIES
Long - term debt, net of current portion                           158,689        183,784
Other long - term liability                                        243,222        243,222
Deferred tax liability                                               6,700          6,700
                                                               --------------------------
                                                                   408,611        433,706

MINORITY INTEREST IN SUBSIDIARY                                    139,901        135,901

STOCKHOLDERS' EQUITY
Common stock - $.01 par value, 15,000,000 shares authorized;
Issued and outstanding: 7,520,802 at September 30, 1998 and
June 30, 1998, respectively                                         75,208         75,208
Paid - in capital in excess of par value                         2,458,984      2,458,984
Accumulated deficit                                             (2,731,432)    (2,663,880)
                                                               --------------------------
                                                                  (197,240)      (129,688)
                                                               --------------------------






TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 1,221,363    $ 1,276,061
                                                               ==========================


                          THE METAL ARTS COMPANY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                      THREE MONTHS                  SIX MONTHS
                                                         ENDED                         ENDED
                                                      DECEMBER 31,                  DECEMBER 31,
                                                 1998           1997           1998          1997
                                            --------------------------------------------------------

SALES - Net                                 $   322,751    $   468,373    $   697,026    $   939,379

COST OF SALES                                  (298,765)      (345,016)      (618,630)      (699,646)
                                            --------------------------------------------------------

GROSS MARGIN                                     23,986        123,357         78,396        239,733

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                        54,394        (85,940)      (115,918)      (167,785)
RESEARCH AND DEVELOPMENT                              0                             0
                                            --------------------------------------------------------

OPERATING INCOME (LOSS)                         (30,408)        37,417        (37,522)        71,948

INTEREST EXPENSE                                (17,210)        (7,936)       (33,104)       (15,991)
INTEREST INCOME                                      33             68             75            149
MINORITY INTEREST IN INCOME
  OF SUBSIDIARY                                   6,300        (11,050)         3,000        (22,700)
                                            --------------------------------------------------------
                                                (10,877)       (18,918)       (30,029)       (38,542)
                                            --------------------------------------------------------


NET INCOME (LOSS) FOR PERIOD                ($   41,285)   $    18,499    ($   67,551)   $    33,406
                                            --------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                   7,520,802      7,407,402      7,520,802      7,407,402

EARNINGS PER SHARE OF
  COMMON STOCK:
         Net income (loss) for the period   $      0.00    $      0.00    $      0.00    $      0.00
                                            --------------------------------------------------------


                          THE METAL ARTS COMPANY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                           SIX MONTHS ENDED
                                                             DECEMBER 31,
                                                           1998        1997
                                                       ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss) for the period                     ($ 67,551)   $  33,406

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
CASH PROVIDED BY OPERATING ACTIVITIES
  Rent expense offset against advances to
     unconsolidated subsidiary                                 0        3,000
  Depreciation and amortization                           47,200       46,200
  Minority interest in income of subsidiary               (3,000)      22,700
  Change in operating accounts:
    Accounts receivable                                   72,645      (12,047)
    Prepaid expenses and other                            (8,761)     (39,107)
    Accounts payable                                     (23,945)     (14,641)
    Accrued expenses                                      36,263       (1,993)
    Accrued payroll and commissions                       18,131        4,200
                                                       ----------------------
                                                          70,982       41,718

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                  (111,798)     (36,987)
  Proceeds of advance from shareholder                    10,500            0
  Repayment of advances from shareholder                  19,734       13,009
                                                       ----------------------
                                                         (81,564)     (23,978)

CASH FLOWS FINANCING ACTIVITIES
  Proceeds from issuance of common stock                       0            0
         Payments on long-term debt                      (25,095)     (19,945)
                                                       ----------------------
                                                         (25,095)     (19,945)

NET INCREASE (DECREASE) IN CASH                          (35,677)      (2,205)

CASH - BEGINNING                                          35,374       53,241
                                                       ----------------------

CASH - ENDING                                          ($    303)   $  51,036
                                                       ======================


                          THE METAL ARTS COMPANY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS









1. These statements should be read in conjunction with the audited financial statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the fiscal year ended June 30,1998. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments of a normal recurring nature necessary for the fair presentation of the Company's financial position as of December 31,1998 and the results of operations for the six months ended December 31,1998 and 1997.



2. The results of operations for the six months ended December 31,1998 are not necessarily indicative of the results to be expected for the full year.



3. Earnings (loss) per share of common stock are computed on the weighted average number of shares outstanding during the six months ended December 31,1998 and 1997. The weighted average number of shares outstanding at the end of each period is determined by totaling the number of shares outstanding at the end of each month in the period and dividing the sum by the number of months in the period.

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

OPERATING ACTIVITIES

Over the past three fiscal years, Coating Technology has shown steady growth in sales and operating earnings. Cash flow, along with capital leases, was adequate to provide for the acquisition of capital equipment and provide the working capital necessary to run the business. In addition, all relevant measures relating to: debt to Equity; current ratio; working capital; and net worth increased. Through the first half of fiscal year 1999, Coating Technology operated with a small loss but with sufficient resources to sustain operations.

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

                          THE METAL ARTS COMPANY, INC.
                          ----------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATION
                       ----------------------------------

B.       RESULTS OF OPERATIONS:
         The following table illustrates the major components of consolidated net sales and net income (loss).


                                                          SIX MONTHS ENDED
                                                           DECEMBER 31,
                                                        1998            1997
                                                    ---------------------------

CONSOLIDATED NET SALES
Metal Arts                                          $       0         $  80,000
Coating Technology                                    697,000           859,500
                                                    ---------------------------
                                                    $ 697,000         $ 939,000

CONSOLIDATED NET INCOME (LOSS)
Metal Arts                                          ($ 60,800)        ($ 19,500)
Minority Interest                                       3,000           (22,700)
Coating Technology                                     (9,700)           75,600
                                                    ---------------------------
                                                    ($ 67,500)        $  33,400
                                                    ===========================

THE METAL ARTS COMPANY, INC.
----------------------------

The net sales for the Company for the six (6) months ended December 31, 1998 were $0 compared with $80,000 in the previous year. The Company showed a loss of $60,800 versus a loss of $19,500 in the previous year.

COATING TECHNOLOGY, INC.
------------------------

Coating Technology's sales for the six (6) months ended December 31, 1998 were $697,000 as compared with $859,000 in the previous year. The Company showed a loss of $9,700 as compared with a profit of $75,600 in the previous year.

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


                          THE METAL ARTS COMPANY, INC.
                          ----------------------------


Date: FEBRUARY 15, 1999                            /s/ STANLEY J. DAHLE
      -------------------                          --------------------
                                                   Stanley J. Dahle
                                                      President

Date: FEBRUARY 15, 1999                            /s/ ALBERT A. CAUWELS
      ------------------                           ---------------------
                                                   Albert A. Cauwels
                                                       Secretary