Form 10-Q
period 1999-03-31
METAL ARTS CO INC
filed 1999-06-21
CIK 320303

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR QUARTER ENDED MARCH 31, 1999 COMMISSION FILE NUMBER 0-9998


                          THE METAL ARTS COMPANY, INC.
              -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            NEW YORK                                         06-0945588
-------------------------------                         --------------------
(STATE OR OTHER JURISDICTION OF                            (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

  1 AMERICAN CENTER GENEVA, NEW YORK                       14456 - 1188
---------------------------------------                    ------------
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

YES   X         NO
    -----          -----
THE NUMBER OF SHARES OF COMMON STOCK, $.01PAR VALUE, OUTSTANDING AT MARCH 31, 1999 WAS 7,407,402.











                               PAGE 1 OF 12 PAGES
                           EXHIBIT INDEX IS ON PAGE 2

                          THE METAL ARTS COMPANY, INC.
                          ----------------------------

                                      INDEX
                                      -----




PART I   FINANCIAL INFORMATION:

         Consolidated Condensed Balance Sheets,
         March 31,1999 and June 30,1998.                                 4 and 5

         Consolidated Condensed Statements of Operations,
         Three months and nine months ended March 31,1999 and 1998.            6

         Consolidated Condensed Statement of Cash Flows, and
         Three months and nine months ended March 31, 1999 and 1998.           7

         Notes to Consolidated Condensed Financial
         Statements.                                                           8

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                  9



PART II  OTHER INFORMATION                                                    10

                          PART I FINANCIAL INFORMATION

                          THE METAL ARTS COMPANY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

--------------------------------------------------------------------------------


                                     ASSETS
                                     ------

                                                        3/31/99        6/30/98
                                                     --------------------------
CURRENT ASSETS
Cash                                                ($    8,724)    $    35,374
Trade accounts receivable - net                         168,813         262,683
Current portion of due from NYSERDA                      32,806               0
Current portion of deferred tax asset                    35,000          35,000
Prepaid expenses and other current assets                 6,998          34,474
                                                    ---------------------------
                                                        234,893         367,531


PROPERTY, PLANT and EQUIPMENT                         1,385,810       1,251,623
Less accumulated depreciation                          (646,182)       (576,918)
                                                    ---------------------------
                                                        739,592         674,705


OTHER ASSETS
Due from shareholder                                          0          19,734
Due from NYSERDA, net of current portion                 11,571               0
Cash value of life insurance                              7,893           7,893
Operating rights - net                                   15,410          15,410
Debt issuance costs - net                                 5,311           5,311
Deferred tax asset, net of current portion              147,800         147,800
Other assets                                             68,468          37,677
                                                    ---------------------------
                                                        256,453         233,825
                                                    ---------------------------



TOTAL ASSETS                                         $1,230,938      $1,276,061
                                                    ===========================

                          THE METAL ARTS COMPANY, INC.
                     CONSOLIDATED CONDENSED BALANCED SHEETS

                                   (UNAUDITED)

--------------------------------------------------------------------------------


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                 3/31/99          6/30/98
                                                               --------------------------
CURRENT LIABILITIES
Accounts payable - trade                                       $   278,482        329,114
Accrued expenses                                                    47,221         10,049
Accrued payroll and related taxes                                   78,878         47,377
Accrued commissions                                                 34,590         34,590
Due to shareholder                                                  23,500         13,000
Current portion of long - term debt                                402,012        402,012
                                                               --------------------------
                                                                   864,683        836,142

LONG - TERM LIABILITIES
Long - term debt, net of current portion                           153,817        183,784
Other long - term liability                                        243,222        243,222
Deferred tax liability                                               6,700          6,700
                                                               --------------------------
                                                                   403,739        433,706

MINORITY INTEREST IN SUBSIDIARY                                    148,401        135,901

STOCKHOLDERS' EQUITY
Common stock - $.01 par value, 15,000,000 shares authorized;
Issued and outstanding: 7,520,802 at September 30, 1998 and
June 30, 1998, respectively                                         75,208         75,208
Paid - in capital in excess of par value                         2,458,984      2,458,984
Accumulated deficit                                             (2,720,077)
                                                               --------------------------
                                                                               (2,663,880)
                                                                  (185,885)      (129,688)
                                                               --------------------------




TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 1,230,938    $ 1,276,061
                                                              ===========================


                          THE METAL ARTS COMPANY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       MARCH 31,                    MARCH 31,
                                                 1999           1998          1999          1998
                                            --------------------------------------------------------

SALES - Net                                 $   326,002    $   479,698    $ 1,023,028    $ 1,419,077

COST OF SALES                                  (234,469)      (430,435)      (853,100)    (1,130,081)
                                            --------------------------------------------------------

GROSS MARGIN                                     91,533         49,263        169,928        288,996
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                       46,744         72,018       (162,661)      (239,803)
RESEARCH AND DEVELOPMENT                              0           (562)             0           (562)
                                            --------------------------------------------------------

OPERATING INCOME (LOSS)                          44,789        (23,317)         7,267         48,631

INTEREST EXPENSE                                (17,937)        (8,223)       (51,040)       (24,213)
INTEREST INCOME                                       1            489             76            639
MINORITY INTEREST IN INCOME
   OF SUBSIDIARY                                (15,500)           700        (12,500)       (22,000)
                                            --------------------------------------------------------
                                                (33,436)        (7,034)    (63,464)          (45,574)
                                            --------------------------------------------------------


NET INCOME (LOSS) FOR THE PERIOD            $    11,353    ($   30,351)   ($   56,197)   ($    3,057)
                                            --------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                  7,520,802      7,464,102      7,520,802      7,426,302

EARNINGS PER SHARE OF
   COMMON STOCK:
         Net income (loss) for the period   $      0.00     $     0.00    ($     0.01)    $    0.00
                                            --------------------------------------------------------



                          THE METAL ARTS COMPANY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

--------------------------------------------------------------------------------


                                                                          NINE  MONTHS ENDED
                                                                               MARCH 31,
                                                                         1999              1998
                                                                      --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss) for the period                                    ($ 56,197)       $   3,057

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
CASH PROVIDED BY OPERATING ACTIVITIES
  Stock issued in payment of expenses                                         0            9,010
  Rent expense offset against advances to unconsolidated subsidiary           0            3,000
  Depreciation and amortization                                          69,300           69,300
  Minority interest in income of subsidiary                              12,500           22,000
  Change in operating accounts:
    Accounts receivable                                                  49,493          (47,958)
    Prepaid expenses and other                                           (3,315)         (54,196)
    Accounts payable                                                    (50,632)          47,347
    Accrued expenses                                                     37,172            7,269
Accrued payroll and commissions                                          31,501           11,086
                                                                      --------------------------
    Deferred revenue                                                     89,822           69,915


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                 (134,188)
  Repayment of advances to shareholder                                        0           13,009
  Advances from shareholder                                              10,500           20,000
  Repayment of advances from shareholder                                 19,734            (7000)
                                                                      --------------------------
                                                                       (103,954)         (45,739)

CASH FLOWS FINANCING ACTIVITIES - Payments on long - term debt                0           50,000
                                                                        (29,966)         (51,612)
                                                                                         (29,966)
                                                                                          (1,612)
NET INCREASE IN CASH                                                    (44,098)          22,564
                                                                      --------------------------

CASH - BEGINNING                                                         35,374           53,241
                                                                      --------------------------
CASH - ENDING                                                         ($  8,724)       $  75,805
                                                                      --------------------------

                          THE METAL ARTS COMPANY, INC.
                          ----------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------









1. These statements should be read in conjunction with the audited financial statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the fiscal year ended June 30,1998. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments of a normal recurring nature necessary for the fair presentation of the Company's financial position as of March 31, 1999 and the results of operations for the nine months ended March 31,1999 and 1998.



2. The results of operations for the nine months ended March 31,1999 are not necessarily indicative of the results to be expected for the full year.



3. Earnings (loss) per share of common stock are computed on the weighed average number of shares outstanding during the nine months ended March 31,1999 and 1998. The weighted average number of shares outstanding at the end of each period is determined by totaling the number of shares outstanding at the end of each month in the period and dividing the sum by the number of months in the period.

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

OPERATING ACTIVITIES

Over the past three fiscal years, Coating Technology has shown steady growth in sales and operating earnings. Cash flow, along with capital leases, was adequate to provide for the acquisition of capital equipment and provide the working capital necessary to run the business. In addition, all relevant measures relating to: debt to Equity; current ratio; working capital; and net worth increased. Through the first nine months of fiscal year 1999, Coating Technology's sales have dropped but has operated profitably and with sufficient resources to sustain operations.

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

                          THE METAL ARTS COMPANY, INC.
                          ----------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATION
                       ----------------------------------

B.  RESULTS OF OPERATIONS:
    The following table illustrates the major components of consolidated net sales and net income (loss).


                                                        NINE MONTHS ENDED
                                                             MARCH 31,
                                                      1999              1998
                                                 ------------------------------

CONSOLIDATED NET SALES
Metal Arts                                       $         0        $    81,500
Coating Technology                                 1,023,000          1,337,500
                                                 ------------------------------
                                                 $ 1,023,000        $ 1,419,000
                                                 ------------------------------
CONSOLIDATED NET INCOME (LOSS)
Metal Arts                                       ($   85,200)       ($   48,000)
Minority Interest                                    (12,500)           (22,000)
Coating Technology                                    41,500             73,000
                                                 ------------------------------
                                                 ($   56,200)       $     3,000
                                                 ==============================

THE METAL ARTS COMPANY, INC.
----------------------------

The net sales for the Company for the nine (9) months ended March 31, 1999 were $0 compared with $81,500 in the previous year. The Company showed a loss of $85,200 versus a loss of $48,000 in the previous year.

COATING TECHNOLOGY, INC.
------------------------

Coating Technology's sales for the nine (9) months ended March 31, 1999 were $1,023,000 as compared with $1,337,500 in the previous year. The Company showed a profit of $41,500 as compared with a profit of $73,000 in the previous year.

                          THE METAL ARTS COMPANY, INC.
                          ----------------------------


Part II - Other Information

         Item 6 - Exhibits and Reports on Form 8 - K

         A.       Exhibits - None

         B.       Reports on Form 8 - K - None


Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          THE METAL ARTS COMPANY, INC.
                          ----------------------------


Date: MAY 15, 1999                                      /S/   STANLEY J. DAHLE
      --------------                                    ----------------------
                                                           Stanley J. Dahle
                                                              President

Date: MAY 15, 1999                                      /S/   ALBERT A. CAUWELS
      -------------                                     -----------------------
                                                            Albert A. Cauwels
                                                              Secretary