Form 10-K
period 1999-06-30
METAL ARTS CO INC
filed 2000-01-18
CIK 320303

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

     (X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

     For the fiscal year ended  6/30/99    or
                                --------

     ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

     For the transition period from ________ to ________

     Commission file number   0-9998
                              -------

                   THE METAL ARTS COMPANY, INC. (Exact name of
--------------------------------------------------------------------------------
                    registrant as specified in its charter)

          NEW YORK                                        06-0945588
--------------------------------                     -------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                       Identification No.)

1 AMERICAN CENTER, GENEVA, NEW YORK                      14456-1188
----------------------------------------               -------------
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

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) $1,484,892 (4,242,551 at $.35 Per share)

         Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

                   APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
                   BANKRUPTCY PROCEEDINGS DURING THE PRECEDING
                                   FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes      No
                         -----   -----


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                        7,520,802 SHARES OF COMMON STOCK
                            PAR VALUE $.01 PER SHARE






                                  Page 2 of 43

                         Exhibit Page Appears on Page 42

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

           Metal Arts had outstanding liabilities of $1,548,583 as of the close of Fiscal 1999. A detailed description of these liabilities is set forth in the Financial Statements and Supplementary Data annexed as Item 8 to this Form 10-K. Specific reference is made to Notes 1 and 5 of these Financial Statements for information concerning specific liabilities.

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

           Compliance with environmental laws and regulations has a material and on-going impact on the Company. The Company must comply and the costs are both capital and operational. It has a positive impact in that certain companies that cannot comply are at a disadvantage, operationally. It has a negative impact in that the costs of compliance affects capital resources and cash flow. During the fiscal year 1999, Coating Technology spent approximately $145,000 on various compliance requirements, including the cost of closure at its former metal finishing facility. As new technologies and methods are available to the company, additional capital and operational costs will be incurred to comply with and/or reduce on-going expenses of waste treatment.

THE COMPANY'S MARKETS

         During the past three fiscal years, substantially all of the company's sales were attributable to the operations of Coating Technology. Coating Technology provides surface coating services for various regional industries.


                                           FISCAL YEARS (ENDING JUNE 30)
                                           ----------------------------
                                          1999            1998           1997
                                          ----            ----           ----

Metal Arts                            $   10,000      $   82,000      $   44,000
Coating Technology                     1,420,000       1,790,000       1,613,000
                                      ----------      ----------      ----------

                                      $1,430,000      $1,872,000      $1,657,000
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

SURFACE COATING OPERATIONS

           Coating Technology engages in the Surface Coatings and Enhancements business. It is a leading regional Electroless Nickel Plater, a plating technique that deposits nickel on metal without the use of an applied electrical current. The process is used to prevent corrosion, enhance smoothness and improve overall surface quality on various metals including aluminum, copper and steel. It is now a leading regional anodizer. All surface finishing operations are conducted at its facility at 800 St. Paul Street, Rochester, NY.

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

CUSTOMERS

           During the fiscal year ended June 30, 1999, Coating Technology had one customer which accounted for 18 percent of its sales.

INVENTORY REQUIREMENTS

           Coating Technology does not maintain an inventory other than its normal chemical plating and surface finishing solutions which are sourced as needed and are readily available.

SOURCES OF RAW MATERIALS

           Metal Arts will be able to source all components for its proprietary process, readily, from multiple sources at competitive prices. The company can accommodate raw material requirements out of current working capital during the initial stages of commercialization. It will be necessary to enhance its working capital either out of cash flow or other external means if sales increase substantially. Coating Technology sources its raw materials on regular trade terms and has the working capital required to sustain current operations and continue to grow. There are no rights of return, or extended payment terms for Coating Technology, nor are any anticipated for Metal Arts. Coating Technology sources all chemicals and related supplies from local and national companies at competitive prices.

EMPLOYEES

           The company employs one executive in its Metal Arts operations and 25 in its Coating Technology operations, none of whom are union members.

                               ITEM 2. PROPERTIES

           Coating Technology has signed a ten year lease for approximately 40,000 square feet of factory and office space in a superior building initially at $2.00 per square foot with responsibility for utilities.

           The plant includes surface finishing machinery and equipment which the company believes are adequate to satisfy the requirements of Metal Arts' and Coating Technology's present business.

                            ITEM 3. LEGAL PROCEEDINGS

               There are no legal proceedings at the present time.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           During the fiscal year ended June 30, 1999, no annual meeting was held and no shareholder votes took place. It is anticipated that the next annual meeting will take place in the next few months.

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

                                                    HIGH                 LOW
                                                    ----                 ---
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

FISCAL YEAR ENDED JUNE 30, 1999
-------------------------------

First Quarter (July - September 1998)               1/4                  3/16
Second Quarter (October - December 1998)            1/4                  3/16
Third Quarter (January - March 1999)                1/4                  3/16
Fourth Quarter (April - June 1999)                  5/8                  1/4

FISCAL YEAR ENDED JUNE 30, 2000
-------------------------------

First Quarter (July - September 1999)               5/8                  1/4

           For a recent reported quotation for the company's common shares, see the cover page of this Form 10-K. The quotations listed above reflect inter-dealer prices, without retail markup, markdown, or commissions and may not necessarily represent actual transactions.

           To date, the company has not paid a dividend on its common shares. The payment of future dividends is subject to the company's earnings and financial position and such other factors, including contractual restrictions, as the Board of Directors may deem relevant and it is unlikely that dividends will be paid in the foreseeable future.
                                       -6-

           As of October 1, 1999, there were approximately 980 holders of record of the common shares of Metal Arts and eleven holders of record of the June 30, 1994 Debentures, which are potentially convertible into a total of 366,663 common shares of the company.

           In June, 1995, the Board of Directors of The Metal Arts Company, Inc. (the "Company"), voted to distribute to the Company's shareholders, pro rata, the Company's holdings of the common shares of its then subsidiary, Bastian Company, Inc. ("Bastian"). As of June, 1995, the Company held approximately 356,000 of the then outstanding 400,000 common shares of Bastian, or approximately 89% of the then issued and outstanding common shares of Bastian. Bastian has advised the Company that Bastian believes it has an aggregate of approximately 260 holders of its common shares. The Company has approximately 990 holders of its own common shares. The Company's management believes that the value of the Bastian common shares then owned by the Company, both as of the date of the decision to distribute those shares, and as of the date of this Report, was negligible both in the aggregate and on a per share basis.

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

                         ITEM 6. SELECTED FINANCIAL DATA




                                              June 30,        June 30,       June 30,      June 30,        June 30,
                                                1999            1998           1997          1996            1995
                                                ----            ----           ----          ----            ----

Results of operations:
Net sales                                   $ 1,429,561    $ 1,871,896    $ 1,656,961    $ 1,629,538    $ 1,573,276
Net loss                                    $  (233,134)   $  (156,988)   $  (126,307)   $  (147,294)   $  (400,722)
Per share:
      Net loss                              $      (.03)   $      (.02)   $      (.02)   $      (.02)   $      (.05)
Weighted average number
      of common shares
      outstanding                             7,520,802      7,464,116      7,357,402      7,307,402      7,294,002

Cash dividends paid per common share - No dividends have been paid in the past



                                             June 30,        June 30,         June 30,      June 30,       June 30,
                                               1999            1998             1997          1996           1995
                                               ----            ----             ----          ----           ----

Balance sheet data:

Total assets                                $ 1,286,222    $ 1,276,061    $ 1,064,636    $ 1,179,263    $ 1,202,988
Total liabilities                             1,548,583    $ 1,405,749    $ 1,090,267    $ 1,128,587    $ 1,005,018
Long-term obligations                           455,474    $   433,706    $   606,354    $   660,168    $   646,180
Minority interest                               100,461    $   135,901    $   142,181    $   129,898    $   125,002
Working capital                                (819,284)   $  (468,611)   $     5,627    $    59,777    $   172,843
Stockholders' equity
      (deficiency)                             (362,822)   $  (129,688)   $   (25,631)   $    50,676    $   197,970


The following table illustrates the major components of consolidated net sales and net loss:

                                          1999            1998          1997
                                          ----            ----          ----

CONSOLIDATED NET SALES:

           Metal Arts                 $    10,000    $    82,000    $    44,000
           Coating Technology           1,420,000      1,790,000      1,613,000
                                      -----------    -----------    -----------

                                      $ 1,430,000    $ 1,872,000    $ 1,657,000
                                      ===========    ===========    ===========

CONSOLIDATED NET LOSS:

           Metal Arts                 $  (150,000)   $  (143,000)   $  (155,000)
           Coating Technology            (118,000)       (20,000)        41,000
           Minority Interest               35,000          6,000        (12,000)
                                      -----------    -----------    -----------

                                      $  (233,000)   $  (157,000)   $  (126,000)
                                      ===========    ===========    ===========


            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

           The following Management Discussion and Analysis should be read in conjunction with this entire Form 10-K 1999 Annual Report. Except where specific reference is made in this Item 7 to the individual operations of Metal Arts or its 70 percent owned subsidiary, Coating Technology, references in this Item 7 to the "Company" are intended to be a reference to the joint operations of all of Metal Arts, and Coating Technology.

LIQUIDITY AND CAPITAL RESOURCES

PRIVATE PLACEMENT OF DEBENTURES

           The company sold, as of September 30, 1994, eleven debentures for a total of $275,000. The purpose of the private placement was to acquire the technology for plating electroless nickel on aluminum, complete all research and development, conduct test trials with potential customers leading up to commercialization.

NEW YORK STATE ENERGY RESEARCH AND DEVELOPMENT AUTHORITY AND U.S. DEPARTMENT OF ENERGY FUNDING

           The company signed an agreement with the New York State Energy Research and Development Authority (NYSERDA) dated June 22, 1995 for funding of $325,000 for its new technology. This was done as a part of NYSERDA's Industrial Waste Minimization Program. The purpose of the funding was to provide money for the completion of research and development, test trials, commercial demonstrations and commercialization of the technology. To date, the company has received a total of $325,000 on this contract.

           On June 30, 1998, the company signed a new agreement with NYSERDA to demonstrate the use of Microsmooth(R) for hard anodizing in the amount of $55,000. To date, the Company has received at total of $50,000 on this contract.

           On August 12, 1998, the company signed an additional agreement with NYSERDA to demonstrate the Microsmooth(R) process on aluminum automobile wheels. This contract also includes funding from the US Department of Energy with the Aluminum Company of America (ALCOA) as a strategic partner in the effort. The funding from NYSERDA and US DOE totals $640,000. In addition, ALCOA has pledged $100,000 of in-kind material, services and cash. To date, the Company has received $88,470 from NYSERDA/DOE and $10,000 from ALCOA, on this contract.

OPERATING ACTIVITIES

           After 9 years of steady growth, Coating Technology has shown a significant drop in sales and a drop in operating earnings. Cash flow, along with capital leases, was adequate to provide for the acquisition of capital equipment and provide the working capital necessary to run the business.

           Through the first quarter of fiscal year 2000, Coating Technology operated profitably with sufficient resources to sustain operations.

MICROSMOOTH(R)

           The Company initially applied for a patent on Microsmooth(R), its proprietary activator for plating electroless nickel on aluminum in March, 1994. That application was then split into three separate applications; the chemical formula; the process and; the resulting product.

           Subsequently, and as a result of significant chemical formula modifications, the original formula application was abandoned and a new patent application was filed in December 1997. On May 19, 1998, the United Stated Patent office issued patent number 5,753,304 covering the Microsmooth(R) formula and the Microsmooth(R) process. A trademark was issued on the name, Microsmooth(R), on June 30, 1998.

           On July 30, 1997 the Company entered into an exclusive license agreement with Alyn Corporation, Inc. for Alyn to use the Microsmooth(R) process on Alyn's Boralyn (R) alternate computer memory disks. To date, the Company has received no royalties under the agreement.

           On May 3, 1999, the Company entered into a Subcontract and Exclusive License Agreement with Alcoa, Inc., the largest aluminum company in the world. The subcontract section relates to the U.S. Department of Energy Award and the license section relates to the use of the Microsmooth(R) process for the chrome plating of certain aluminum truck and automobile wheels.

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

                        ITEM 8. FINANCIAL STATEMENTS AND
                               SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Independent Auditors' Report  ................................................1

Consolidated Balance Sheets at June 30, 1999 and 1998  ...................2 - 3

Consolidated Statements of Operations for the years
      ended June 30, 1999, 1998 and 1997  ....................................4

Consolidated Statements of Changes In Stockholders'
      Equity (Deficiency) for the years ended
      June 30, 1999, 1998 and 1997  ......................................5 - 6

Consolidated Statements of Cash Flows for the years
      ended June 30, 1999, 1998 and 1997  ................................7 - 8

Notes to Consolidated Financial Statements  .............................9 - 19

Financial Schedules

      II     -  Amounts Receivable from Related Parties and
                Underwriters, Promoters, and Employees
                Other Than Related Parties  .................................20

       V     -  Property, Plant and Equipment  ..............................21

      VI     -  Accumulated Depreciation and Amortization of
                Property, Plant and Equipment  ..............................22

     VII     -  Valuation and Qualifying Accounts and Reserves  .............23

       X     -  Supplementary Income Statement Information  .................24

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
The Metal Arts Company, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of The Metal Arts Company, Inc. and Subsidiary as of June 30, 1999 and 1998, and the related consolidated financial statements listed in the accompanying index for each of the years in the three-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, except for the effects of not consolidating its Bastian and Ocean State subsidiaries as discussed in the preceding paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Metal Arts Company, Inc. and Subsidiary as of June 30, 1999 and 1998, and the results of their operations, changes in their stockholders' equity (deficiency) and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles.

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




November 19, 1999

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                           Consolidated Balance Sheets
                             June 30, 1999 and 1998

                                     ASSETS
                                     ------

                                                                                 1999         1998
                                                                                 ----         ----

CURRENT ASSETS

           Cash                                                              $   17,656   $   35,374
           Accounts receivable, trade - less allowance for uncollectible
                accounts of $10,000 in 1999 and 1998                            195,433      262,683
           Due from NYSERDA, current portion                                     30,049         --
           Due from unconsolidated subsidiary, less allowance for
                uncollectible amount of $100,000 in 1999 and 1998                  --           --
           Stock subscription receivable                                          7,500        7,500
           Prepaid expenses and other current assets                             15,787       26,974
           Deferred tax asset - less valuation allowance of $9,000 in 1999
                and $22,800 in 1998                                               7,400       35,000
                                                                             ----------   ----------
                                                                                273,825      367,531
                                                                             ----------   ----------

PROPERTY, PLANT AND EQUIPMENT                                                 1,480,603    1,251,623
           Less:  Accumulated depreciation and amortization                     713,147      576,918
                                                                             ----------   ----------
                                                                                767,456      674,705
                                                                             ----------   ----------

OTHER ASSETS

           Due from shareholder                                                   1,554       19,734
           Due from NYSERDA, long-term portion                                   14,108         --
           Cash value of life insurance                                          11,034        7,893
           Operating rights, net of accumulated amortization of
                $6,030 in 1999 and $4,690 in 1998                                14,070       15,410
           Debt issuance costs, net of accumulated amortization
                of $26,554 in 1999 and $21,243 in 1998                             --          5,311
           Other assets                                                          37,075       37,677
           Deferred tax asset - less valuation allowance of $206,600
                in 1999 and $130,300 in 1998                                    167,100      147,800
                                                                             ----------   ----------
                                                                                244,941      233,825
                                                                             ----------   ----------

                                                                             $1,286,222   $1,276,061
                                                                             ==========   ==========








                 The accompanying Notes to Financial Statements
                   are an integral part of these statements.





                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

                                                             1999               1998
                                                             ----               ----

CURRENT LIABILITIES

           Current portion of long-term debt               $   414,081    $   402,012
           Accounts payable, trade                             548,868        329,114
           Accrued expenses                                      8,158         10,049
           Accrued payroll and related taxes                    97,922         47,377
           Accrued commissions                                     580         34,590
           Due to shareholder                                   23,500         13,000
                                                           -----------    -----------
                                                             1,093,109        836,142
                                                           -----------    -----------

LONG-TERM LIABILITIES

           Long-term debt, net of current portion              212,252        183,784
           Other long-term liability                           243,222        243,222
           Deferred tax liability                                 --            6,700
                                                           -----------    -----------
                                                               455,474        433,706
                                                           -----------    -----------

MINORITY INTEREST IN SUBSIDIARY                                100,461        135,901
                                                           -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)

           Common stock - $.01 par value, 15,000,000
                shares authorized; 7,520,802 shares
                issued and outstanding in 1999 and 1998         75,208         75,208
           Paid-in capital in excess of par value            2,458,984      2,458,984
           Accumulated deficit                              (2,897,014)    (2,663,880)
                                                           -----------    -----------
                                                              (362,822)      (129,688)
                                                           -----------    -----------




                                                           $ 1,286,222    $ 1,276,061
                                                           ===========    ===========




                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                      Consolidated Statements of Operations
                For the Years Ended June 30, 1999, 1998 and 1997


                                                          1999           1998           1997
                                                          ----           ----           ----

NET SALES                                              $ 1,429,561    $ 1,871,897    $ 1,656,961

COST OF GOODS SOLD                                       1,259,476      1,504,840      1,322,482
                                                       -----------    -----------    -----------

GROSS PROFIT                                               170,085        367,057        334,479
                                                       -----------    -----------    -----------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               348,292        465,258        389,006
RESEARCH AND DEVELOPMENT                                     7,626          3,572         25,063
                                                       -----------    -----------    -----------

                                                           355,918        468,830        414,069
                                                       -----------    -----------    -----------

LOSS FROM OPERATIONS                                      (185,833)      (101,773)       (79,590)
                                                       -----------    -----------    -----------

OTHER INCOME (EXPENSE)

           Interest expense                                (80,573)       (47,589)       (36,947)
           Interest income                                      82            745          1,046
           Minority interest in income of subsidiary        35,440          6,280        (12,283)
                                                       -----------    -----------    -----------

                                                           (45,051)       (40,564)       (48,184)
                                                       -----------    -----------    -----------

LOSS BEFORE INCOME TAXES                                  (230,884)      (142,337)      (127,774)

PROVISION FOR INCOME TAXES                                   2,250         14,650         (1,467)
                                                       -----------    -----------    -----------

NET LOSS FOR THE YEAR                                  $  (233,134)   $  (156,987)   $  (126,307)
                                                       ===========    ===========    ===========



EARNINGS PER SHARE OF COMMON STOCK                     $      (.03)   $      (.02)   $      (.02)
                                                       ===========    ===========    ===========














                 The accompanying Notes to Financial Statements
                    are an integral part of these statements.

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

     Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
                For the Years Ended June 30, 1999, 1998 and 1997



                                                               COMMON STOCK
                                                       -------------------------
                                                         NUMBER
                                                           OF
                                                         SHARES          AMOUNT
                                                         ------          ------

Balance at June 30, 1996                                7,307,402      $  73,074

Shares issued in payment of liabilities                   100,000          1,000

Net loss for the year                                        --             --
                                                        ---------      ---------

Balance at June 30, 1997                                7,407,402         74,074

Shares issued in payment of liabilities                   113,400          1,134

Net loss for the year                                        --             --
                                                        ---------      ---------

Balance at June 30, 1998                                7,520,802         75,208

Net loss for the year                                        --             --
                                                        ---------      ---------

Balance at June 30, 1999                                7,520,802      $  75,208
                                                        =========      =========










                 The accompanying Notes to Financial Statements
                    are an integral part of these statements.





                        PAID-IN                                         TOTAL
                      CAPITAL IN                                    STOCKHOLDERS'
                       EXCESS OF              ACCUMULATED               EQUITY
                       PAR VALUE                DEFICIT             (DEFICIENCY)
                       ---------                -------             ------------

                     $ 2,358,188           $(2,380,586)           $    50,676

                          49,000                  --                   50,000

                            --                (126,307)              (126,307)
                     -----------           -----------            -----------

                       2,407,188            (2,506,893)               (25,631)

                          51,796                  --                   52,930

                            --                (156,987)              (156,987)
                     -----------           -----------            -----------

                       2,458,984            (2,663,880)              (129,688)

                            --                (233,134)              (233,134)
                     -----------           -----------            -----------

                     $ 2,458,984           $(2,897,014)           $  (362,822)
                     ===========           ===========            ===========



                   THE METAL ARTS COMPANY, INC AND SUBSIDIARY
                   ------------------------------------------

                      Consolidated Statements of Cash Flows
                For the Years Ended June 30, 1999, 1998 and 1997


                                                             1999          1998         1997
                                                             ----          ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES

      Net loss for the year                                 $(233,134)   $(156,987)   $(126,307)
      Adjustments to reconcile net loss to net cash
           provided by (used for) operating activities
                Rent expense offset against advances to
                     unconsolidated subsidiary                   --          3,000        6,000
                Depreciation and amortization                 142,880      114,100      100,230
                Deferred income taxes                           1,600       14,000       (8,900)
                Minority interest in income of subsidiary     (35,440)      (6,280)      12,283
                Change in operating accounts
                     Accounts receivable                       23,093       (6,391)      (1,625)
                     Prepaid expenses                          11,187       (8,440)      21,155
                     Other assets                                 602       (7,134)         (64)
                     Accounts payable                         219,754      143,565       56,596
                     Accrued expenses                          (1,891)       1,842       (1,205)
                     Accrued payroll and related taxes         50,545       25,675        1,977
                     Accrued commissions                      (34,010)         189          (91)
                                                            ---------    ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                     145,186      117,139       60,049
                                                            ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

      Increase in cash value of life insurance                 (3,141)        --           --
      Repayments from (advances to) unconsolidated
           subsidiary                                            --           (138)         138
      Capital expenditures                                   (129,433)    (123,863)     (45,472)
      Advances to shareholder                                  18,180       (6,725)     (13,009)
                                                            ---------    ---------    ---------

NET CASH USED FOR INVESTING ACTIVITIES                       (114,394)    (130,726)     (58,343)
                                                            ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

      Issuance of common stock                                   --           --          6,000
      Advances from shareholder                                10,500       13,000         --
      Proceeds from long-term debt                               --         50,000         --
      Payments on long-term debt                              (59,010)     (67,280)     (66,680)
                                                            ---------    ---------    ---------

NET CASH USED FOR FINANCING ACTIVITIES                        (48,510)      (4,280)     (60,680)
                                                            ---------    ---------    ---------





                 The accompanying Notes to Financial Statements
                    are an integral part of these statements.


                                                      1999          1998         1997
                                                      ----          ----         ----

NET DECREASE IN CASH                                  (17,718)     (17,867)     (58,974)

CASH AT BEGINNING OF YEAR                              35,374       53,241      112,215
                                                    ---------    ---------    ---------

CASH AT END OF YEAR                                 $  17,656    $  35,374    $  53,241
                                                    =========    =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Cash paid during the year for interest        $  82,464    $  45,739    $  38,076
                                                    =========    =========    =========

      Cash paid during the year for income taxes    $     325    $   6,809    $   1,849
                                                    =========    =========    =========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
      FINANCING ACTIVITIES

      Issuance of common stock                      $    --      $  52,930    $  50,000
      Payment of liabilities                             --        (35,260)     (44,000)
      Payment of prepaid expenses                        --        (10,170)        --
      Stock subscription receivable                      --         (7,500)        --
                                                    ---------    ---------    ---------

      Cash received from issuance of
           common stock                             $    --      $    --      $   6,000
                                                    =========    =========    =========

      Acquisition of property and equipment
           by issuance of long-term debt            $  99,547    $ 198,131    $    --
                                                    =========    =========    =========


                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                   Notes to Consolidated Financial Statements
                          June 30, 1999, 1998 and 1997

1.   BUSINESS DESCRIPTION
     --------------------

     The Company and its 70% owned subsidiary, Coating Technology, Inc., are primarily engaged in the surface coatings and enhancements business. Customers, substantially all of whom are manufacturers, are located primarily in Western, New York.

     Prior to June 30, 1995, the Company owned 89% of The Bastian Company, Inc. (Bastian) and 100% of Ocean State Enameling, Inc. (Ocean State). On June 7, 1995, the Company's Board of Directors approved the sale of the Company's interest in Ocean State at its original investment amount of $500 to Bastian. In addition, the spin-off of Bastian in the form of a stock dividend to the Company's stockholders of record as of June 30, 1995 was approved. As of October 9, 1998, Bastian has not filed a registration statement with the Securities and Exchange Commission to register the Bastian common shares pursuant to the Securities Exchange Act of 1934. Therefore, the Company has not completed the pro rata distribution of the Bastian common shares and, as such, Bastian and Ocean State are still technically subsidiaries of the Company (see Note 2).

     As of June 30, 1999, the Company was owed $100,000 from Bastian for advances. The Company has a second security interest in virtually all of the assets in Bastian. Due to the financial condition of Bastian, the Company reserved $100,000 for possible uncollectibility.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     PRINCIPLES OF CONSOLIDATION
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its 70% owned subsidiary, Coating Technology, Inc. All material intercompany items have been eliminated in consolidation.

     The consolidated financial statements do not include the accounts of its 89% owned subsidiary, The Bastian Company, Inc. and its 100% owned subsidiary, Ocean State Enameling, Inc., as required by generally accepted accounting principles. The Company believes that not consolidating these subsidiaries provides for a more meaningful presentation of continuing operations (see Note 1).

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

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                   Notes to Consolidated Financial Statements
                          June 30, 1999, 1998 and 1997

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     ------------------------------------------

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

3.   DUE FROM NYSERDA
     ----------------

     On August 12, 1998, the Company entered into an agreement with the New York State Energy Research and Development Authority (NYSERDA). Under the terms of the agreement, NYSERDA will share in the cost to test a new process by paying up to $265,939, which represents 68% of the actual development costs. NYSERDA shall pay the Company 90% of its 68% share upon receipt of an invoice for a progress payment, and final payment shall be made after completion of work and receipt of the final report. In another term of the agreement, the Company will be reimbursed by the United States Department of Energy (USDE) for purchases of equipment of up to $366,000 which represents 97.6% of actual equipment purchases. Through June 30, 1999, the Company has recorded $142,689 of reimbursements from NYSERDA and $10,336 from USDE.

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                   Notes to Consolidated Financial Statements
                          June 30, 1999, 1998 and 1997

3.    DUE FROM NYSERDA (Continued)
      ----------------

     In accordance with a previous agreement, the Company is obligated to pay to NYSERDA 2% of sales of new technology to New York State manufacturers and 4% of sales to non-New York State manufacturers. The Company's obligation to make payments to NYSERDA shall commence upon the earlier of the two following events; 1) sales exceed $500,000; 2) two years after the Company's receipt of final payment under the contract.

     NYSERDA possesses certain rights to contract data and certain liquidation or dissolution preferences pursuant to the contract.

4.   PROPERTY, PLANT AND EQUIPMENT
--   -----------------------------

     Property, plant and equipment consists of the following:

                                                        1999             1998
                                                        ----             ----


     Leasehold improvements                      $     36,061     $     36,061
     Machinery and equipment                        1,366,856        1,139,632
     Furniture and fixtures                            77,686           75,930
                                                 ------------    -------------

                                                 $  1,480,603     $  1,251,623
                                                 ============     ============

     Depreciation and amortization expense for each of the three years in the period ended June 30, 1999 was $136,229, $107,449 and $93,579, respectively.

5.   LONG-TERM DEBT
     --------------

     Long-term debt consists of the following:

                                                          1999           1998
                                                          ----           ----

     8% convertible subordinated debentures due
     and payable on June 30, 1999. The debentures
     are subordinated to the Company's senior
     indebtedness. See Note 8 for conversion
     provisions. The Company is currently in the
     process of refinancing this debt.                   $ 275,000    $ 275,000

     Unsecured note payable. Interest accrues at
     8% and is payable monthly. Principal was due
     in full on April 30, 1999. During 1999, the
     note was refinanced and the principal is now
     payable on demand.                                     50,000       50,000

     Capital lease payable. Due in 60 monthly
     payments of $1,168, including interest at
     15.5%, through July, 2003. The lease is
     secured by specific equipment and is
     personally guaranteed by the minority
     shareholder of Coating Technology.                     41,545         --

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                         Notes to Consolidated Financial
                     Statements June 30, 1999, 1998 and 1997

5.   LONG-TERM DEBT (Continued)
     --------------
                                                               1999        1998
                                                               ----        ----

     Capital lease payable. Due in 58 monthly
     payments of $929, including interest at
     14.6%, through January, 2004. The lease is
     secured by specific equipment and is
     personally guaranteed by the minority
     shareholder of Coating Technology.                         37,041      --

     Capital lease payable. Due in 59 monthly
     payments of $310, including interest at
     17.0%, through July, 2003. The lease is
     secured by specific equipment and is
     personally guaranteed by the minority
     shareholder of Coating Technology.                         12,298      --

     Note payable secured by specific equipment.
     Interest accrued at 5% and principal, in the
     amount of $26,667, plus interest was payable
     each December through 1998. This note was
     refinanced during 1999. The note now accrues
     interest at 6% and principal, in the amount
     of $8,889, plus interest is payable December,
     1999, June, 2000 and December, 2000.                       26,666    26,666

     Installment note payable in monthly payments
     of $1,667, plus interest at prime plus 1.5%,
     through October, 2000. The note is secured by
     a general lien on equipment, accounts
     receivable and inventory and is guaranteed by
     the stockholders of Coating Technology, Inc.               26,667    46,667

     Capital lease payable. Due in 60 monthly
     payments of $1,738, including interest at
     14.5%, through January, 2003. The lease is
     secured by specific equipment and is
     personally guaranteed by the minority
     shareholder of Coating Technology.                         58,042    69,567

     Capital lease payable. Due in 60 monthly
     payments of $1,405, including interest at
     14.5%, through January, 2003. The lease is
     secured by specific equipment and is
     personally guaranteed by the minority
     shareholder of Coating Technology.                         46,917    56,233

     Capital lease payable. Due in 60 monthly
     payments of $1,478, including interest at
     16.9%, through February, 2003. The lease is
     secured by specific equipment and is
     personally guaranteed by the minority
     shareholder of Coating Technology.                         48,241    57,013

     Capital lease payable. Due in 60 monthly
     payments of $118, including interest at
     17.7%, through February, 2003. The lease is
     secured by specific equipment and is
     personally guaranteed by the minority
     shareholder of Coating Technology.                          3,916     4,650
                                                               -------   -------
                                                               626,333   585,796

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                   Notes to Consolidated Financial Statements
                          June 30, 1999, 1998 and 1997

5.   LONG-TERM DEBT (Continued)
     --------------
                                                         1999           1998
                                                         ----           ----

     Less:  Current portion                              414,081         402,012
                                                     -----------     -----------

     Long-term debt, net of current portion          $   212,252     $   183,784
                                                     ===========     ===========

     The aggregate maturities for all long-term borrowings as of June 30, 1999 are as follows:

                    YEAR                          AMOUNT
                    ----                          ------

                    2000                       $   414,081
                    2001                            75,735
                    2002                            70,007
                    2003                            58,833
                    2004                             7,677
                                               -----------

                                               $   626,333
                                               ===========

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

7.   INCENTIVE STOCK OPTION PLAN
     ---------------------------

     The Company has an incentive stock option plan for key employees, reserving 850,000 shares of common stock for issuance upon the exercise of options granted under the plan. The options expire 10 years from date of grant (5 years for grantees who hold 10% or more of the Company voting power) and are exercisable one year from the date of the grant on a cumulative basis at the rate of 25% of the total number of shares covered by the grant. As of June 30, 1999, options on 435,000 shares have been exercised at $.06 per share; options on 150,000 shares at $.06 per share are outstanding and exercisable and expire in December, 2002; leaving options on 265,000 shares available under the plan.

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                   Notes to Consolidated Financial Statements
                          June 30, 1999, 1998 and 1997

8.   COMMON STOCK AND STOCK WARRANTS
     -------------------------------

     In December, 1988, the Company sold 575,000 $.01 par value common shares and warrants to purchase 575,000 additional common shares. The selling price was $.50 per newly issued share. The warrants were exercisable for two years at $.60 per common share. The sale of common stock and warrants was made by means of a private placement. The 575,000 newly issued shares constituted the minimum offering under terms of the private placement. 552,000 warrants were outstanding as of June 30, 1999. The Company has extended the exercise period for these warrants to December 31, 1999.

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

     The terms of the convertible debentures are being restructured to allow certain bondholders to extend the conversion date to December 31, 2001 or accept a plan for repayment.

     Accompanying each $25,000 debenture is a non-detachable warrant. Each non-detachable warrant enables the holder to purchase up to an additional 33,333 shares at an exercise price of $.85 per share. The warrants can only be exercised coincidentally with the conversion of the debenture.

     The Company has an outstanding warrant to purchase 60,000 common shares at $.40 per share. The warrant was issued in connection with the purchase of equipment in 1994 and expires December 31, 2000.

     The Company also has an outstanding warrant to purchase 30,000 common shares at $.40 per share. The warrant was issued in connection with the refinancing of debt in 1999 and expires October 22, 2002.

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

9.   MINORITY INTEREST
     -----------------

     Coating Technology, Inc. is in the business of electroless nickel and aluminum anodizing operations. The accounts of Coating Technology, Inc. for the years ended June 30, 1999 and 1998 are included in the consolidated financial statements of the Company with recognition of a minority interest representing the 30% interest owned by another party.

                                       15
                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                   Notes to Consolidated Financial Statements
                          June 30, 1999, 1998 and 1997

9.   MINORITY INTEREST (Continued)
     -----------------

     Summarized balance sheet data of Coating Technology, Inc. as of June 30, 1999 and 1998 is as follows:

                                                   1999                 1998
                                                   ----                 ----

     Current assets                              $  203,000         $  283,000
     Property and equipment, net                    762,000            668,000
     Other assets                                   134,000             69,000
                                                 ----------         ----------
                                                 $1,099,000         $1,020,000
                                                 ==========         ==========

                                                    1999                 1998
                                                    ----                 ----

     Current liabilities                         $  555,000         $  379,000
     Long-term liabilities                          212,000            191,000
                                                 ----------         ----------
                                                    767,000            570,000
     Shareholders' equity                           332,000            450,000
                                                 ----------         ----------

                                                 $1,099,000         $1,020,000
                                                 ==========         ==========

     Summarized income statement data of Coating Technology, Inc. for the years ended June 30, 1999, 1998 and 1997 is as follows:

                                     1999           1998              1997
                                     ----           ----              ----

     Revenues                     $1,420,000      $1,790,000       $1,613,000
     Costs and expenses            1,538,000       1,810,000        1,572,000
                                  ----------      ----------       ----------

     Net income (loss)            $ (118,000)     $  (20,000)      $   41,000
                                  ==========      ==========       ==========

     Depreciation expense for Coating Technology, Inc. for the years ended June 30, 1999, 1998 and 1997 amounted to $135,067, $105,820 and $91,303, respectively.

     Capital expenditures for Coating Technology, Inc. for the years ended June 30, 1999, 1998 and 1997 amounted to $228,980, $321,994 and $45,472, respectively.

10.  SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK
     ------------------------------------------------------

     During the year ended June 30, 1999, Coating Technology, Inc. had one customer who accounted for 18% of consolidated sales.

     During the year ended June 30, 1998, Coating Technology, Inc. had two customers who, in the aggregate, accounted for 24% of consolidated sales.

     During the year ended June 30, 1997, Coating Technology, Inc. had two customers who, in the aggregate, accounted for 26% of consolidated sales.

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                   Notes to Consolidated Financial Statements
                          June 30, 1999, 1998 and 1997

10.  SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK (Continued)
     ------------------------------------------------------

     The Company grants credit to its customers, substantially all of whom are manufacturers located in Western New York. Two Coating Technology, Inc. customers comprised 22% of accounts receivable at June 30, 1999 and 1998, respectively. One Metal Arts customer comprised 11% of accounts receivable at June 30, 1998.

11.  INCOME TAXES
     ------------

     Provision for income taxes was determined as follows:


                                                      1999          1998            1997
                                                      ----          ----            ----

     Loss before income taxes                      $(230,884)     $(142,337)    $(127,774)
     Excess tax depreciation                         (18,439)         2,190        (1,565)
     State income tax                                   (650)          (650)       (2,833)
     Minority interest in income of subsidiary       (35,440)        (6,280)       12,283
     Net operating loss carryforward                 269,740        109,107       124,588
     Other                                            15,673         39,975        53,337
                                                   ---------      ---------     ---------

     Federal taxable income                        $   --         $   2,005     $  58,036
                                                   =========      =========     =========

     Federal statutory income tax                  $   --         $     301     $   9,509
     Federal alternative minimum tax credit            --              (301)       (4,901)
     State income tax                                    650            650         2,833
     Other                                             --                --            (8)
     Deferred                                          1,600         14,000        (8,900)
                                                   ---------      ---------     ---------

     Provision for income taxes                    $   2,250      $  14,650     $  (1,467)
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

     The Company has recorded a deferred tax asset of $174,500 reflecting the benefit of net operating loss carryforwards and investment tax credit carryforwards. Realization is dependent on generating sufficient taxable income prior to expiration of the net operating loss and investment tax credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     At June 30, 1999, the Company has the following net operating loss deduction carryforwards available for federal income tax purposes:

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                   Notes to Consolidated Financial Statements
                          June 30, 1999, 1998 and 1997

11.  INCOME TAXES (Continued)
     ------------

                        YEAR OF
                      EXPIRATION                          AMOUNT
                      ----------                          ------

                        2001                             $    8,000
                        2003                                160,000
                        2009                                  8,000
                        2010                                206,000
                        2011                                152,000
                        2012                                124,000
                        2013                                109,000
                        2019                                269,000
                                                         ----------

                                                         $1,036,000

     Coating Technology, Inc. has approximately $98,800 of New York State investment tax credit carryforwards that expire in various years from 2004 to 2014 and federal and New York State alternative minimum tax credit carryforwards of approximately $5,300.

     Deferred income taxes consist of:

                                                    1999               1998
                                                    ----               ----

     Assets
          NOL carryforward                     $   346,100       $   291,500
          Federal tax credit carryforwards           1,000             1,000
          NYS tax credit carryforwards             103,100            92,800
          Allowance for doubtful accounts            2,200             2,200
          Valuation allowance                     (215,600)         (153,100)
                                               -----------       -----------

     Net deferred tax assets                       236,800           234,400

     Liabilities
          Accelerated depreciation                  62,300            58,300
                                               -----------       -----------

                                               $   174,500       $   176,100
                                               ===========       ===========

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

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                   Notes to Consolidated Financial Statements
                          June 30, 1999, 1998 and 1997

11.  INCOME TAXES (Continued)
     ------------

                                                         1999         1998
                                                         ----         ----

     Net current deferred tax asset - Metal Arts     $     7,400   $   35,000
     Net long-term deferred tax asset - Metal Arts       167,100      147,800
     Net long-term deferred tax liability -
          Coating Technology                                --         (6,700)
                                                     -----------   ----------

                                                     $   174,500   $  176,100
                                                     ===========   ==========

12.  COMMITMENTS

     Coating Technology has entered into a ten-year lease agreement for its new manufacturing and office space. The lease requires monthly rental payments of $5,958 from September 1, 1997 until December 31, 1999. The annual rent as of January 1, 2000, and each January 1st thereafter, shall be increased by the percentage increase in the consumer price index for the previous calendar year, but in no event, more than three percent in any year. In addition, the Company is also responsible for its own utilities.

     Consolidated rent expense for each of the years ended June 30, 1999, 1998 and 1997 was approximately $141,982, $166,122 and $111,000, respectively.

     During the year ended June 30, 1995, the Company entered into a royalty agreement in conjunction with the purchase of the operating rights to a new chemical process. The agreement requires royalty payments of 2% of gross sales of the new chemical process throughout the former owner's lifetime. As of June 30, 1999, no royalties were due under this agreement.

     In addition, the Company entered into a licensing agreement for an existing chemical process. The agreement requires licensing fees equal to 50% of the Company's net profit on sales of this process. As of June 30, 1999, no fees were due under this agreement.

13.  CONTINGENCIES
     -------------

     The Company is the guarantor of debt owed to the City of Geneva, N.Y. by its unconsolidated subsidiary, Bastian, in the approximate amount of $280,000. Bastian is currently in default on its debt payments to the City of Geneva.

     Bastian has incurred substantial losses in recent years and has a deficiency of stockholders' equity. Although Bastian has taken steps to return to profitability, it is at least reasonably possible that Bastian will not become profitable in the near future. If not, the Company may become responsible for repayment of at least a portion of the amount owed to the City of Geneva. As of June 30, 1999, the Company has not recorded a liability relating to this contingency in its financial statements.

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                   Notes to Consolidated Financial Statements
                          June 30, 1999, 1998 and 1997

14.  BENEFIT PLAN
     ------------

     Coating Technology, Inc. has a salary reduction plan pursuant to Section 401(k) of the Internal Revenue Code that covers all eligible employees. Employees are eligible for participation in the plan after the completion of six months of service and attainment of age twenty-one. Under terms of the plan, the Company contributes up to 1.25% of each participant's compensation. Also, Coating may make additional contributions to the plan at its discretion. Coating's contributions to the plan amounted to $2,659 in 1999, $3,328 in 1998 and $3,135 in 1997.

15.  TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Amounts due to/from shareholder do not bear interest, are unsecured and have no fixed repayment terms.

16.  CAPITAL LEASES
     --------------

     Assets held under capital leases are as follows:

                                                  1999                 1998
                                                  ----                 ----

     Machinery and equipment                  $   297,678         $   198,131
     Less:  Accumulated depreciation               35,452               8,255
                                              -----------         -----------
                                              $   262,226         $   189,876
                                              ===========         ===========

     Minimum lease payments for all capital leases as of June 30, 1999 are as follows:

                      YEAR                             AMOUNT
                      ----                             ------

                      2000                         $     85,219
                      2001                               86,052
                      2002                               86,052
                      2003                               63,949
                      2004                                8,003
                                                  --------------
     Total minimum lease payments                                   329,275
     Less:  Amount representing interest and sales tax               81,275
                                                                -----------
     Present value of net minimum lease payments                $   248,000
                                                                ===========

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                      SCHEDULE II - AMOUNTS RECEIVABLE FROM
                        RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                For the Years Ended June 30, 1999, 1998 and 1997

                       BALANCE AT                                                 BALANCE
                       BEGINNING                     AMOUNTS        AMOUNTS        AT END
NAME OF DEBTOR          OF YEAR       ADDITIONS     COLLECTED     WRITTEN OFF      OF YEAR
--------------          -------       ---------     ---------     -----------      -------

June 30, 1999

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
                        =======        =======       =======        =======       =======




                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                For the Years Ended June 30, 1999, 1998 and 1997


                                BALANCE AT                              BALANCE
                                BEGINNING     ADDITIONS                 AT END
CLASSIFICATION                   OF YEAR       AT COST    RETIREMENTS   OF YEAR
--------------                   -------       -------    -----------   -------

June 30, 1999

     Leasehold improvements    $   36,061   $     --     $     --     $   36,061
     Machinery and equipment    1,139,632      227,224         --      1,366,856
     Furniture and fixtures        75,930        1,756         --         77,686
                                ----------   ----------   ----------   ----------

                               $1,251,623   $  228,980   $     --     $1,480,603
                               ==========   ==========   ==========   ==========

June 30, 1998

     Leasehold improvements    $   28,784   $    7,277   $     --     $   36,061
     Machinery and equipment      827,891      311,741         --      1,139,632
     Furniture and fixtures        72,954        2,976         --         75,930
                                ----------   ----------   ----------   ----------

                               $  929,629   $  321,994   $     --     $1,251,623
                               ==========   ==========   ==========   ==========

June 30, 1997

     Leasehold improvements    $   28,784   $     --     $     --     $   28,784
     Machinery and equipment      794,998       32,893         --        827,891
     Furniture and fixtures        60,375       12,579         --         72,954
                               ----------   ----------   ----------   ----------

                               $  884,157   $   45,472   $     --     $  929,629
                               ==========   ==========   ==========   ==========




                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

           SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                          PROPERTY, PLANT AND EQUIPMENT

                For the Years Ended June 30, 1999, 1998 and 1997


                                                 ADDITIONS
                                    BALANCE AT  CHARGED TO               BALANCE
                                     BEGINNING   COSTS AND               AT END
CLASSIFICATION                        OF YEAR    EXPENSES   RETIREMENTS  OF YEAR
--------------                        -------    --------   -----------  -------

June 30, 1999

     Leasehold improvements           $ 17,617   $  3,710   $   --     $ 21,327
     Machinery and equipment           510,068    122,142       --      632,210
     Furniture and fixtures             49,233     10,377       --       59,610
                                      --------   --------   --------   --------

                                      $576,918   $136,229   $   --     $713,147
                                      ========   ========   ========   ========

June 30, 1998

     Leasehold improvements           $ 14,331   $  3,286   $   --     $ 17,617
     Machinery and equipment           416,231     93,837       --      510,068
     Furniture and fixtures             38,907     10,326       --       49,233
                                      --------   --------   --------   --------

                                      $469,469   $107,449   $   --     $576,918
                                      ========   ========   ========   ========

June 30, 1997

     Leasehold improvements           $ 11,348   $  2,983   $   --     $ 14,331
     Machinery and equipment           336,107     80,124       --      416,231
     Furniture and fixtures             28,435     10,472       --       38,907
                                      --------   --------   --------   --------

                                      $375,890   $ 93,579   $   --     $469,469
                                      ========   ========   ========   ========



                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

          SCHEDULE VII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                For the Years Ended June 30, 1999, 1998 and 1997

                                            ADDITIONS
                            BALANCE AT     CHARGED TO                   BALANCE
                             BEGINNING      COSTS AND                   AT END
DESCRIPTION                   OF YEAR       EXPENSES      DEDUCTIONS    OF YEAR
-----------                   -------       --------      ----------    -------

Allowance for doubtful
accounts - deducted from
accounts and notes receivable
in the balance sheet

     June 30, 1999           $110,000      $       -       $      -     $110,000
                             ========      =========       ========     ========

     June 30, 1998           $110,000      $       -       $      -     $110,000
                             ========      =========       ========     ========

     June 30, 1997           $110,000      $       -       $      -     $110,000
                             ========      =========       ========     ========

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY
                   -------------------------------------------

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                For the Years Ended June 30, 1999, 1998 and 1997


                                                        ITEM CHARGED TO COSTS AND EXPENSES
                                                        ----------------------------------

                                                            1999         1998        1997
                                                            ----         ----        ----

Maintenance and repairs                                  $  52,726   $  86,719   $  71,181
                                                         =========   =========   =========

Depreciation and amortization of intangible assets,
      pre-operating costs and similar deferrals          $     *     $     *     $     *
                                                         =========   =========   =========

Taxes, other than payroll and income taxes               $     *     $     *     $     *
                                                         =========   =========   =========

Royalties                                                $     *     $     *     $     *
                                                         =========   =========   =========

Advertising costs                                        $     *     $     *     $     *
                                                         =========   =========   =========



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

NAME                   AGE                  POSITIONS WITH METAL ARTS
----                   ---                  -------------------------

Stanley J. Dahle       62                     President,
                                              Chief Executive Officer and
                                              Director

Albert A. Cauwels      65                     Secretary and Director

Geoffrey A. Rich       50                     Director

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

     None of Metal Arts' Directors is a Director of any company with a class of securities registered pursuant to Section 12 of the Securities & Exchange Act of 1934, as amended, or of any company registered under the Investment Company Act of 1940, as amended. There is no family relationship among any members of the Board of Directors or the Executive Officers or significant employees of Metal Arts. The Board of Directors met 4 times during the fiscal year ended June 30, 1999. At the present time, the company has no Audit, Compensation or Nominating Committees. All Directors and Executive Officers have been elected to serve as Directors and Executive Officers until the next annual meeting of shareholders of Metal Arts or until their successors have been elected and qualified. There are no arrangements or understandings between any Director or Executive Officer and any other persons pursuant to which any such Directors or Executive Officers was or is to be selected as a Director or nominee for Director.

                         ITEM 11. EXECUTIVE COMPENSATION

      The aggregate direct remuneration accrued and paid by Metal Arts and Coating Technology, during the fiscal year ended June 30, 1999, to each of Metal Arts' Officers and Directors whose aggregate remuneration exceeded $50,000, and to all Directors and Officers of Metal Arts as a group, is set forth in the following table.

                                                   CASH AND CASH-EQUIVALENT FORM
                                                          OF REIMBURSEMENT
                                                   -----------------------------

                                          SALARIES,
                                            FEES,               SECURITIES OR
                                         DIRECTOR'S              PROPERTY,
                                            FEES,                INSURANCE
NAME OF INDIVIDUAL                       COMMISSIONS            BENEFITS OR
OR NUMBER OF         CAPACITIES IN          AND               REIMBURSEMENTS,
PERSONS IN GROUP     WHICH SERVED (1)     BONUSES            PERSONAL BENEFITS
----------------     ----------------     -------            -----------------


Stanley J. Dahle     President,          $ 95,000                   $  5,000
                     CEO, and
                     Director

Albert A. Cauwels    Secretary and       $   -0-                $       -0-
                     Director

Geoffrey A. Rich     Director            $ 80,000                   $  5,000

All Officers and     All Officers        $175,000                    $10,000
Directors as a       and Directors
group (3) persons    as a group

OTHER COMPENSATION

     There was no other compensation of any kind paid to the officers and directors during fiscal year 1999. No executive earned more than $100,000 of total compensation. There is no executive committee and all compensation decisions are made by the Board of Directors. There were no loans made to officers, no directors fees and no long term compensation arrangements. There were no outstanding stock option grants to officers at year end. There are no employment agreements.

OPTION EXERCISE AND VALUE TABLE

                                                        NUMBER OF
                                                        SECURITIES           IN-THE-MONEY
                                                        UNDERLYING           OPTIONS/SARS
                       SHARES                           UNEXERCISED            AT FISCAL
                      ACQUIRED          VALUE          OPTIONS/SARS         YEAR-END ($)***
                     ON EXERCISE     REALIZED***         AT FISCAL         EXERCISABLE (E) /
NAME                     (#)             ($)           YEAR-END (#)        UNEXERCISABLE (U)
                                                     EXERCISABLE (E) /
                                                     UNEXERCISABLE (U)
---------------------------------------------------------------------------------------------

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

            OFFICER COMPENSATION FOR THE PRECEDING THREE FISCAL YEARS

                                                                 SECURITIES OR
                                                             PROPERTY, INSURANCE
                                                                 BENEFITS OR
                     FISCAL          DIRECTORS FEES,           REIMBURSEMENTS
NAME                  YEAR       COMMISSIONS & BUSINESS       PERSONAL BENEFITS
----                  ----       ----------------------       -----------------

Stanley J. Dahle      1999             $95,000                     $5,000
                      1998              95,000                      5,000
                      1997              85,650                      5,000

Albert A. Cauwels     1999                -0-                        -0-
                      1998                -0-                        -0-
                      1997                -0-                        -0-

Geoffrey A. Rich      1999              80,000                      5,000
                      1998              80,000                      5,000
                      1997              80,000                      5,000


STOCK OPTION PLAN

           On March 3, 1982, Metal Arts adopted an incentive stock option plan (the "Plan" or the "Stock Option Plan") pursuant to Section 422A of the Internal Revenue Code. Under the Plan, as amended, Metal Arts' Board of Directors may grant options to key employees (including executive officers of Metal Arts) to purchase up to an aggregate 850,000 common shares.

           Such options expire 10 years from the date of the grant (but must be exercised within 5 years of the date of grant for grantees who hold 10 percent or more of the common shares) and are exercisable one year from the date of the grant on a cumulative basis at the rate of 25 percent of the total number of common shares subject to the option granted. Options must be granted at no less than fair market value (but not less than 110 percent of fair market value for grantees who hold 10 percent or more of the common shares). During the Fiscal Year ended June 30, 1999, no options were exercised. There are currently available under the plan 415,000 common shares for future grants. Metal Arts' management believes that the availability of the Plan, and the grants of the options, will enable the Company to attract and hold valuable employees by providing them with incentives to foster growth.

            ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

           The following table sets forth information as of October 1, 1999, with respect to all directors, officers, and persons who are known by Metal Arts to be the beneficial owners of more than five percent (5%) of the common shares of Metal Arts. The common shares are the only voting securities of Metal Arts. All persons listed below have sole voting and investment power with respect to their common shares unless otherwise indicated.

     NAME AND ADDRESS OF                 AMOUNT BENEFICIALLY         PERCENT
     BENEFICIAL OWNER                         OWNED                  OF CLASS
     ---------------------             ----------------------        --------

     Stanley J. Dahle                      1,419,000(a)               20
     81 Country Club Drive
     Rochester, New York

     Clifford W. Charlson                    598,000                  8
     997 East Avenue
     Rochester, New York

     Albert A. Cauwels                       486,551                  6.8
     28 Franklin Street
     Phelps, New York

     Geoffrey A. Rich                        225,000                  3.2
     2856 Gildersleeve Road
     Walworth, New York

     All officers and directors
     as a group (3) persons                2,130,551                  30

(a) Includes 195,000 shares owned by Mr. Dahle's wife and children of which Mr. Dahle disclaims any beneficial ownership.

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

(a) The following documents are filed as a part of this Form 10-K 1999 Annual
Report:

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

                                           THE METAL ARTS COMPANY, INC.




Date:  11-19-99                            By:    STANLEY J. DAHLE
                                                  ----------------
                                                  Stanley J. Dahle
                                                  President and
                                                  Chief Executive Officer




Date:  11-19-99                            By:    ALBERT A. CAUWELS
                                                  -----------------
                                                  Albert A. Cauwels
                                                  Secretary and Director


           Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE  TITLE           DATE


                           Chairman, President
                           Chief Executive Officer                 11-19-99
STANLEY J. DAHLE           and Director
-----------------
Stanley J. Dahle




ALBERT A. CAUWELS          Secretary and Director                  11-19-99
------------------
Albert A. Cauwels




GEOFFREY A. RICH           Director                                11-19-99
-----------------
Geoffrey A. Rich

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

10(a) The company's Stock Option Plan, as approved by the company's shareholders on March 3, 1982. (Filed as Exhibit 10(a) to the company's Form 10-K for the year ended July 3, 1982, and incorporated herein by reference.)

10(b) First amendment to the Incentive Stock Option Plan of the Metal Arts Company, Inc., approved at the 1989 Annual Meeting of shareholders.

10(c) Asset purchase agreement between Coating Technology and Rochester Steel Treating Works, Inc. dated December 22, 1993. (Filed as Exhibit 10(c) to the company's 10-K for the year ended June 30, 1994 and incorporated herein by reference.)

10(d) Option Agreement between the company and LeKem Inc., and Richard Feagins dated February 28, 1994. (Filed as Exhibit 10(d) to the company's Form 10-K for the year ended June 30, 1994 and incorporated herein by reference.)

10(e) Agreement between Metal Arts Company and the New York State Energy Research and Development Authority, dated June 22, 1995. (Filed as Exhibit 10(e) to the company's Form 10-K for the year ended June 30, 1995, and incorporated herein by reference.)

10(f) Lease agreement dated February 19, 1998 between O'Brien and Gere Property Development, Inc. as Landlord and Coating Technology, Inc. as Tenant relating to its facility at 800 St. Paul St., Rochester, New York. (Filed as exhibit (f) to the Company's Form 10-K for the year ended June 30, 1999, and incorporated herein by reference.)

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