Form 10-Q
period 1999-09-30
METAL ARTS CO INC
filed 2000-01-28
CIK 320303

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR QUARTER ENDED SEPTEMBER 30, 1999 COMMISSION FILE NUMBER 0-9998


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



THE NUMBER OF SHARES OF COMMON STOCK, $.01PAR VALUE, OUTSTANDING AT SEPTEMBER 30, 1999 WAS 7,407,402.











                               PAGE 1 OF 12 PAGES
                           EXHIBIT INDEX IS ON PAGE 2

                          THE METAL ARTS COMPANY, INC.
                          ----------------------------

                                      INDEX
                                      -----




PART I         FINANCIAL INFORMATION:

               Consolidated Condensed Balance Sheets,
               September 30,1999 and June 30,1999.                       4 and 5

               Consolidated Condensed Statements of Operations,
               three months ended September 30, 1999 and 1998.              6

               Consolidated Condensed Statement of Cash Flows, three
               months ended September 30, 1999 and 1998.                    7

               Notes to Consolidated Condensed Financial
               Statements.                                                  8

               Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                         9



PART II    OTHER INFORMATION                                               10

                          PART I FINANCIAL INFORMATION
                          ----------------------------

                          THE METAL ARTS COMPANY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

-------------------------------------------------------------------------------

                                     ASSETS
                                     ------

                                                        9/30/99        6/30/99
                                                        -------        -------
CURRENT ASSETS
Cash                                                $    14,144     $    17,656
Trade accounts receivable - net                         196,851         195,433
Current portion of due from NYSERDA                      23,454          30,049
Current portion of deferred tax asset                     7,400           7,400
Stock subscription receivable                             7,500           7,500
Prepaid expenses and other current assets                 2,103          15,787
                                                    -----------     -----------
                                                        251,452         273,825


PROPERTY, PLANT and EQUIPMENT                         1,503,205       1,480,603
Less accumulated depreciation                          (736,247)       (713,147)
                                                    -----------     -----------
                                                        766,958         767,456


OTHER ASSETS
Due from shareholder                                      1,554           1,554
Due from NYSERDA, net of current portion                 18,436          14,108
Cash value of life insurance                             11,034          11,034
Operating rights - net                                   14,070          14,070
Deferred tax asset, net of current portion              167,100         167,100
Other assets                                             46,397          37,075
                                                    -----------     -----------
                                                        258,591         244,941
                                                    -----------     -----------


TOTAL ASSETS                                        $ 1,277,001      $1,286,222
                                                    ===========     ============

                          THE METAL ARTS COMPANY, INC.
                     CONSOLIDATED CONDENSED BALANCED SHEETS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

                                                       9/30/99         6/30/99
                                                       -------         -------
CURRENT LIABILITIES
Accounts payable - trade                            $   542,234        548,868
Accrued expenses                                          8,158          8,158
Accrued payroll and related taxes                       105,734         97,922
Accrued commissions                                         580
                                                                           580
Due to shareholder                                       23,500         23,500
Current portion of long - term debt                     422,647        414,081
                                                     ----------     ----------
                                                      1,102,853      1,093,109

LONG - TERM LIABILITIES
Long - term debt, net of current portion                187,100        212,252
Other long - term liability                             243,222        243,222
Deferred tax liability                                        0              0
                                                     ----------     ----------
                                                        430,322        455,474

MINORITY INTEREST IN SUBSIDIARY                         106,161        100,461

STOCKHOLDERS' EQUITY
Common stock - $.01 par value, 15,000,000
shares authorized; Issued and outstanding:
7,520,802 at September 30, 1999 and
June 30, 1999, respectively                              75,208         75,208
Paid - in capital in excess of par value              2,458,984      2,458,984
Accumulated deficit                                  (2,896,527)    (2,897,014)
                                                     ----------     ----------
                                                       (362,335)      (362,822)
                                                     ----------     ----------





TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 1,277,001     $ 1,286,222
                                                    ===========     ===========


                          THE METAL ARTS COMPANY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

-------------------------------------------------------------------------------

                                                         THREE MONTHS
                                                            ENDED
                                                         SEPTEMBER 30,
                                                 1999                   1998
                                              -----------           -------------

SALES - Net                                   $   354,404             $   374,275

COST OF SALES                                    (270,626)
                                              -----------             -----------

GROSS MARGIN                                       83,778                  54,410

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                          52,618                 (61,526)
RESEARCH AND DEVELOPMENT                                0                       0
                                              -----------             -----------

OPERATING INCOME (LOSS)                            31,160                  (7,116)

INTEREST EXPENSE                                  (24,973)                (15,893)
INTEREST INCOME                                         0                      42
MINORITY INTEREST IN INCOME
  OF SUBSIDIARY                                     5,700                  (3,300)
                                              -----------             -----------
                                                  (30,673)                (19,151)


NET INCOME (LOSS) FOR PERIOD                  $       487             ($   26,267)
                                              -----------             -----------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                     7,520,802               7,520,802

EARNINGS PER SHARE OF
  COMMON STOCK:
           Net income (loss) for the period   $      0.00             $      0.00
                                              -----------             -----------



                          THE METAL ARTS COMPANY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                       1999       1998
                                                -------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss) for the period                  $    487    ($26,267)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
CASH PROVIDED BY OPERATING ACTIVITIES

  Depreciation and amortization                       23,100      23,100
  Minority interest in income of subsidiary            5,700       3,300
  Change in operating accounts:
    Accounts receivable                                  849      49,600
    Prepaid expenses and other                         4,362      (4,868)
    Accounts payable                                  (6,634)    (73,178)
    Accrued expenses                                       0      30,193
    Accrued payroll and commissions                    7,812       8,990
                                                    --------    --------

                                                      35,676      10,870

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                               (22,602)    (39,734)
  Repayment of advances to shareholder                     0     (13,000)
  Advances from shareholder                                0      15,000
  Repayment of advances from shareholder                   0      19,734
                                                    --------    --------
                                                     (22,602)    (18,000)

CASH FLOWS FINANCING ACTIVITIES
  Proceeds from issuance of common stock                   0           0
         Payments on long-term debt                  (16,586)    (12,501)

NET INCREASE  IN CASH                                 (3,512)    (19,631)

CASH - BEGINNING                                      17,656      35,374
                                                    --------    --------

CASH - ENDING                                       $ 14,144    $ 15,743
                                                    ========    ========



                          THE METAL ARTS COMPANY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS









1. These statements should be read in conjunction with the audited financial statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the fiscal year ended June 30,1999. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments of a normal recurring nature necessary for the fair presentation of the Company's financial position as of September 30, 1999 and the results of operations for the six months ended September 30,1999 and 1998.


2. The results of operations for the six months ended September 30,1999 are not necessarily indicative of the results to be expected for the full year.


3. Earnings (loss) per share of common stock are computed on the weighted average number of shares outstanding during the six months ended September 30, 1999 and 1998. The weighted average number of shares outstanding at the end of each period is determined by totaling the number of shares outstanding at the end of each month in the period and dividing the sum by the number of months in the period.

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

LIQUIDITY AND CAPITAL RESOURCES


NEW YORK STATE ENERGY RESEARCH AND DEVELOPMENT AUTHORITY AND US DEPARTMENT OF ENERGY FUNDING

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

On June 30, 1998, the company signed a new agreement with NYSERDA to demonstrate the use of Microsmooth(R) for hard anodizing in the amount of $55,000. To date the company has received a total of $50,000 on this contract.

On August 12, 1998, the company signed an additional agreement with NYSERDA to demonstrate the Microsmooth(R) process on aluminum automobile wheels. This contract also includes funding from the US Department of Energy with the Aluminum Company of America (ALCOA) as a strategic partner in the effort. The funding from NYSERDA and US DOE totals $640,000. In addition, ALCOA has pledged $100,00 of in-kind material, services and cash. To date the company has received $116,757 on this contract.

OPERATING ACTIVITIES

During Fiscal Year 1999 Metal Arts' 70% owned subsidiary, Coating Technology, Inc. experienced a drop in sales from $1,800,000 in F.Y. 1998 to $1,400,000, or 22%. This was caused by two factors. First, the Asia economic turmoil caused a slowdown in manufactured product in Western New York on which Coating Technology relies for its metal finishing operations. Second, the move to a new, larger, modern facility caused disruptions during the second and third quarters. During the first quarter of fiscal year 2000 Coating Technology returned to profitability as sales approached fiscal year 1998 levels.

MICROSMOOTH(R)


The Company initially applied for a patent on Microsmooth(R), its proprietary activator for plating electroless nickel on aluminum, in March, 1994. That application was then split into three separate applications: the chemical formula, the process, and the resulting product.

Subsequently, and as a result of significant chemical formula modifications, the original formula application was abandoned and a new patent application was filed in June 1997. On May 19, 1998, the United States Patent office issued patent number 5,753,304 covering the Microsmooth(R) formula and the Microsmooth(R) process. A trademark was issued on the name, Microsmooth(R), on June 30, 1998.

On July 30, 1997 the Company entered into an exclusive license agreement with Alyn Corporation, Inc. for Alyn to use the Microsmooth(R) process on Alyn's Boralyn(R) alternate computer memory disks. The Company has received no royalties on this agreement to date. On May 3, 1999 the Company entered into a subcontract and exclusive license agreement with Alcoa Inc., the largest aluminum company in the world. The subcontract section relates to the U.S. Department of Energy Award and the license section relates to the use of the Microsmooth(R) process for the chrome plating of certain aluminum truck and automobile wheels.

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

                          THE METAL ARTS COMPANY, INC.
                          ----------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATION
                       ----------------------------------




B.    RESULTS OF OPERATIONS:
      The following table illustrates the major components of consolidated net sales and net income (loss).

                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                               1999               1998
                                               ----               ----

CONSOLIDATED NET SALES
Metal Arts                                   $       0          $       0
Coating Technology                             354,000            374,000
                                             ---------          ---------
                                             $ 354,000          $ 374,000
                                             =========          =========

CONSOLIDATED NET INCOME (LOSS)
Metal Arts                                   ($ 12,800)         ($ 34,000)
Minority Interest                               (5,700)
                                                                   (3,300)
Coating Technology                              19,000             11,000
                                             ---------          ---------
                                             $     500          ($ 26,300)
                                             =========          =========


THE METAL ARTS COMPANY, INC.
----------------------------

The net sales for the Company for the three (3) months ended September 30, 1999 were $0 compared with $0 in the previous year. The Company showed a loss of $12,800 versus a loss of $34,000 in the previous year.

COATING TECHNOLOGY, INC.
------------------------

Coating Technology's sales for the three (3) months ended September 30, 1999 were $354,000 as compared with $374,000 in the previous year. The Company showed a profit of $19,000 as compared with a profit of $11,000 in the previous year.

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


                          THE METAL ARTS COMPANY, INC.
                          ----------------------------


Date: NOVEMBER 20, 1999                           STANLEY J. DAHLE
      -------------------                         ----------------
                                                  Stanley J. Dahle
                                                     President

Date: NOVEMBER 20, 1999                           ALBERT A. CAUWELS
      ------------------                          -----------------
                                                  Albert A. Cauwels
                                                     Secretary