Form 10-Q
period 1999-12-31
METAL ARTS CO INC
filed 2000-02-24
CIK 320303

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

YES   X         NO
    ----           ----
THE NUMBER OF SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AT SEPTEMBER 30, 1999 WAS 7,407,402.





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

                          PART I FINANCIAL INFORMATION



                          THE METAL ARTS COMPANY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

                                                        9/30/99        6/30/99
                                                   -----------------------------
CURRENT ASSETS
Cash                                                $    14,144     $    17,656
Trade accounts receivable - net                         196,851         195,433
Current portion of due from NYSERDA                      23,454          30,049
Current portion of deferred tax asset                     7,400           7,400
Stock subscription receivable                             7,500           7,500
Prepaid expenses and other current assets                 2,103          15,787
                                                    ---------------------------
                                                        251,452         273,825


PROPERTY, PLANT and EQUIPMENT                         1,503,205       1,480,603
Less accumulated depreciation                          (736,247)       (713,147)
                                                    ---------------------------
                                                        766,958         767,456


OTHER ASSETS
Due from shareholder                                      1,554           1,554
Due from NYSERDA, net of current portion                 18,436          14,108
Cash value of life insurance                             11,034          11,034
Operating rights - net                                   14,070          14,070
Deferred tax asset, net of current portion              167,100         167,100
Other assets                                             46,397          37,075
                                                    ---------------------------
                                                        258,591         244,941
                                                    ---------------------------













TOTAL ASSETS                                        $1,277,001       $1,286,222
                                                    ===========================




                          THE METAL ARTS COMPANY, INC.
                     CONSOLIDATED CONDENSED BALANCED SHEETS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                   9/30/99       6/30/99
                                                               --------------------------
CURRENT LIABILITIES
Accounts payable - trade                                       $   542,234        548,868
Accrued expenses                                                     8,158          8,158
Accrued payroll and related taxes                                  105,734         97,922
Accrued commissions                                                    580            580
Due to shareholder                                                  23,500         23,500
Current portion of long - term debt                                422,647        414,081
                                                               --------------------------
                                                                 1,102,853      1,093,109

LONG - TERM LIABILITIES
Long - term debt, net of current portion                           187,100        212,252
Other long - term liability                                        243,222        243,222
Deferred tax liability                                                   0              0
                                                               --------------------------
                                                                   430,322        455,474

MINORITY INTEREST IN SUBSIDIARY                                    106,161        100,461

STOCKHOLDERS' EQUITY
Common stock - $.01 par value, 15,000,000 shares authorized;
Issued and outstanding: 7,520,802 at September 30, 1999 and
June 30, 1999, respectively                                         75,208         75,208
Paid - in capital in excess of par value                         2,458,984      2,458,984
Accumulated deficit                                             (2,896,527)    (2,897,014)
                                                               --------------------------
                                                                  (362,335)      (362,822)
                                                               --------------------------












TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 1,277,001    $ 1,286,222
                                                               ==========================




                          THE METAL ARTS COMPANY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

-----------------------------------------------------------------------------------------

                                                              THREE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                        1999             1998
                                                   ----------------------------

SALES - Net                                        $   354,404      $   374,275

COST OF SALES                                         (270,626)        (319,865)
                                                   ----------------------------

GROSS MARGIN                                            83,778           54,410

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                               52,618          (61,526)
RESEARCH AND DEVELOPMENT                                     0                0
                                                   ----------------------------

OPERATING INCOME (LOSS)                                 31,160           (7,116)

INTEREST EXPENSE                                       (24,973)         (15,893)
INTEREST INCOME                                              0               42
MINORITY INTEREST IN INCOME
  OF SUBSIDIARY                                          5,700           (3,300)
                                                   ----------------------------
                                                       (30,673)         (19,151)
                                                   ----------------------------


NET INCOME (LOSS) FOR PERIOD                       $       487      ($   26,267)
                                                   ----------------------------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                          7,520,802        7,520,802

EARNINGS PER SHARE OF
  COMMON STOCK:
         Net income (loss) for the period          $      0.00      $      0.00
                                                   ----------------------------





                          THE METAL ARTS COMPANY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                             1999        1998
                                                          ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss) for the period                        $    487     ($26,267)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
CASH PROVIDED BY OPERATING ACTIVITIES

  Depreciation and amortization                             23,100       23,100
  Minority interest in income of subsidiary                  5,700        3,300
  Change in operating accounts:
    Accounts receivable                                        849       49,600
    Prepaid expenses and other                               4,362       (4,868)
    Accounts payable                                        (6,634)     (73,178)
    Accrued expenses                                             0       30,193
    Accrued payroll and commissions                          7,812        8,990
                                                          ---------------------
                                                            35,676       10,870

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                     (22,602)     (39,734)
  Repayment of advances to shareholder                           0      (13,000)
  Advances from shareholder                                      0       15,000
  Repayment of advances from shareholder                         0       19,734
                                                          ---------------------
                                                           (22,602)     (18,000)

CASH FLOWS FINANCING ACTIVITIES
  Proceeds from issuance of common stock                         0            0
         Payments on long-term debt                        (16,586)     (12,501)


NET INCREASE  IN CASH                                       (3,512)     (19,631)

CASH - BEGINNING                                            17,656       35,374
                                                          ---------------------

CASH - ENDING                                             $ 14,144     $ 15,743
                                                          =====================


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

                          THE METAL ARTS COMPANY, INC.
                          ----------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATION
                       ----------------------------------



B.       RESULTS OF OPERATIONS:
         The following table illustrates the major components of consolidated net sales and net income (loss).


                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                        1999            1998
                                                   -----------------------------

CONSOLIDATED NET SALES
Metal Arts                                          $       0         $       0
Coating Technology                                    354,000           374,000
                                                    ---------------------------
                                                    $ 354,000         $ 374,000

CONSOLIDATED NET INCOME (LOSS)
Metal Arts                                          ($ 12,800)        ($ 34,000)
Minority Interest                                      (5,700)           (3,300)
Coating Technology                                     19,000            11,000
                                                    ---------------------------
                                                    $     500         ($ 26,300)
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