Form 10-Q
period 2000-03-31
METAL ARTS CO INC
filed 2000-06-01
CIK 320303

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR QUARTER ENDED MARCH 31, 2000 COMMISSION FILE NUMBER 0-9998


                          THE METAL ARTS COMPANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         NEW YORK                                             06-0945588
         --------                                             ----------
(STATE OR OTHER JURISDICTION OF                             (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

800 ST. PAUL ST. , ROCHESTER, NEW YORK                            14605
--------------------------------------                            -----
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

YES   X         NO
     ---           ---
THE NUMBER OF SHARES OF COMMON STOCK, $.01PAR VALUE, OUTSTANDING AT MARCH 31, 2000 WAS 7,407,402.




                               PAGE 1 OF 12 PAGES
                           EXHIBIT INDEX IS ON PAGE 2

                          THE METAL ARTS COMPANY, INC.

                                      INDEX




PART I   FINANCIAL INFORMATION:

         Consolidated Condensed Balance Sheets,
               March 31, 2000 and June 30,1999.                          4 and 5

         Consolidated Condensed Statements of Operations,
         Three months and nine months ended March 31, 2000 and 1999.           6

         Consolidated Condensed Statement of Cash Flows, and
         Three months and nine months ended March 31, 2000 and 1999.           7

         Notes to Consolidated Condensed Financial
         Statements.                                                           8

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                  9



PART II  OTHER INFORMATION                                                    10

                          PART I FINANCIAL INFORMATION



                          THE METAL ARTS COMPANY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS

                                                        3/31/00        6/30/99
                                                        -------        -------
CURRENT ASSETS
  Cash                                              $   143,238     $    17,656
  Trade accounts receivable - net                       225,143         195,433
  Current portion of due from NYSERDA                   159,579          30,049
  Stock subscription receivable                           7,500           7,500
  Current portion of deferred tax asset                   7,400           7,400
  Prepaid expenses and other current assets               2,103          15,787
                                                    ---------------------------
                                                        544,963         273,825

PROPERTY, PLANT and EQUIPMENT                         1,658,953        1,480,60
  Less accumulated depreciation                        (782,447)       (713,147)
                                                    ---------------------------
                                                        876,506         767,456

OTHER ASSETS
  Due from former shareholder                             1,554           1,554
  Due from shareholder                                    7,882               0
  Due from NYSERDA, net of current portion               22,845          14,108
  Cash value of life insurance                           11,034          11,034
  Operating rights - net                                 14,070          14,070
  Deferred tax asset, net of current portion            167,100         167,100
  Goodwill                                              234,839               0
  Other assets                                           51,589          37,075
                                                    ---------------------------
                                                        510,913         244,941
                                                    ---------------------------









TOTAL ASSETS                                        $ 1,932,382     $ 1,286,222
                                                    ---------------------------





                          THE METAL ARTS COMPANY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)
--------------------------------------------------------------------------------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

                                                          3/31/00        6/30/99
                                                          -------        -------
CURRENT LIABILITIES
Accounts payable - trade                               $   583,138    $   548,868
Accrued expenses                                             8,158          8,158
Accrued payroll and related taxes                          105,520         97,922
Accrued commissions                                            584            580
Due to shareholder                                               0         23,500
Current portion of long-term debt                          305,147        414,081
                                                        -------------------------
                                                         1,002,547      1,093,109

LONG-TERM LIABILITIES
Long-term debt, net of current portion                     151,060        212,252
Other long-term liability                                  243,222        243,222
                                                        -------------------------
                                                           394,282        455,474

MINORITY INTEREST IN SUBSIDIARY                                  0        100,461

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock - $.01 par value, 15,000,000 shares
   authorized; issued and outstanding: 7,520,802
   at March 31, 2000 and June 30, 1999                      75,208         75,208
Paid-in capital in excess of par value                   2,458,984      2,458,984
Accumulated deficit                                     (1,998,639)    (2,897,014)
                                                        -------------------------
                                                           535,553       (362,822)








TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)                                    $ 1,932,382    $ 1,286,222
                                                        -------------------------




                          THE METAL ARTS COMPANY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    MARCH 31,                      MARCH 31,
                                              2000           1999          2000           1999
                                         --------------------------------------------------------

SALES - Net                              $   417,068    $   326,002    $ 1,239,898    $ 1,023,028

COST OF SALES                               (363,337)      (234,469)    (1,009,598)      (853,100)

GROSS MARGIN                                  53,731         91,533        230,300        169,928

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                    (57,188)       (46,744)      (180,484)      (162,661)
RESEARCH AND DEVELOPMENT                           0              0              0              0
                                          --------------------------------------------------------

OPERATING INCOME (LOSS)                       (3,457)        44,789         49,816          7,267

INTEREST EXPENSE                             (22,267)       (17,937)       (68,795)       (51,040)
INTEREST INCOME                                  790              1            793             76
R&D EQUIPMENT FUNDING                        144,530              0        229,930              0
PROCEEDS OF LIFE INSURANCE CONTRACT          701,331              0        701,331              0
MINORITY INTEREST IN INCOME
  OF SUBSIDIARY                                    0        (15,500)       (14,700)       (12,500)
                                          --------------------------------------------------------
                                             824,384        (33,436)       848,559        (63,464)
                                          --------------------------------------------------------

NET INCOME (LOSS) FOR THE PERIOD         $   820,927    $    11,353    $   898,375    ($   56,197)
                                          --------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                7,520,802      7,520,802      7,520,802      7,520,802

EARNINGS PER SHARE OF
  COMMON STOCK:
      Net income (loss) for the period   $      0.11    $      0.00    $      0.12    ($     0.01)
                                          --------------------------------------------------------







                          THE METAL ARTS COMPANY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                          NINE MONTHS ENDED
                                                             MARCH 31,
                                                          2000        1999
                                                      ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss) for the period                   $ 898,375    ($ 56,197)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES
   Depreciation and amortization                         69,300       69,300
   Research and development equipment funding          (229,930)           0
   Proceeds of life insurance contract                 (701,331)           0
   Minority interest in income of subsidiary             14,700       12,500
   Change in operating accounts:
      Accounts receivable                              (167,977)      49,493
      Prepaid expenses and other                           (830)      (3,315)
      Accounts payable                                   34,270      (50,632)
      Accrued expenses                                        0       37,172
      Accrued payroll and commissions                     7,602       31,501
                                                      ----------------------
                                                        (75,821)      89,822

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                               (178,350)    (134,188)
    Research and development equipment funding          229,930            0
    Purchase of goodwill                               (234,839)           0
    Purchase of minority interest                      (115,161)           0
    Repayment of advances to shareholder                      0       19,734
    Proceeds of advances from shareholder                     0       10,500
    Repayment of advances from shareholder              (31,382)           0
    Proceeds of life insurance contract                 701,331            0
                                                      ----------------------
                                                        371,529     (103,954)

CASH FLOWS FROM FINANCING ACTIVITIES -
        Payments on long-term debt                     (170,126)     (29,966)
                                                      ----------------------

NET INCREASE (DECREASE) IN CASH                         125,582      (44,098)

CASH - BEGINNING                                         17,656       35,374
                                                      ----------------------

CASH - ENDING                                         $ 143,238    ($  8,724)
                                                      ----------------------


Continued

                          THE METAL ARTS COMPANY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS









1. These statements should be read in conjunction with the audited financial statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the fiscal year ended June 30,1999. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments of a normal recurring nature necessary for the fair presentation of the Company's financial position as of March 31, 2000 and the results of operations for the nine months ended March 31, 2000 and 1999.



2. The results of operations for the nine months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.



3. Earnings (loss) per share of common stock are computed on the weighed average number of shares outstanding during the nine months ended March 31, 2000 and 1999. The weighted average number of shares outstanding at the end of each period is determined by totaling the number of shares outstanding at the end of each month in the period and dividing the sum by the number of months in the period.

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

On August 12, 1998, the company signed an additional agreement with NYSERDA to demonstrate the Microsmooth(R) process on aluminum automobile wheels. This contract also includes funding from the US Department of Energy with the Aluminum Company of America (ALCOA) as a strategic partner in the effort. The funding from NYSERDA and US DOE totals $640,000. In addition, ALCOA has pledged $100,00 of in-kind material, services and cash. To date the Company has received $250,160 on this contract.

OPERATING ACTIVITIES

During Fiscal Year 1999 Metal Arts' 70% owned subsidiary, Coating Technology, Inc., experienced a drop in sales from $1,800,000 in F.Y. 1998 to $1,400,000, or 22%. This was caused by two factors: First, the Asia economic turmoil caused a slowdown in manufactured product in Western New York on which Coating Technology relies for its metal finishing operations. Second, the move to a new, larger, modern facility caused disruptions during the second and third quarters. During the first nine months of fiscal year 2000 Coating Technology returned to profitability as sales approached fiscal year 1998 levels.

MICROSMOOTH(R)


The Company initially applied for a patent on Microsmooth(R), its proprietary activator for plating electroless nickel on aluminum in March, 1994. That application was then split into three separate applications; the chemical formula; the process and the resulting product.

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

                          THE METAL ARTS COMPANY, INC.
                          ----------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATION
                       ----------------------------------

B.       RESULTS OF OPERATIONS:
         The following table illustrates the major components of consolidated net sales and net income (loss).


                                                         NINE MONTHS ENDED
                                                              MARCH 31,
                                                    2000                  1999
                                                 ------------------------------
CONSOLIDATED NET SALES
Metal Arts                                       $         0        $         0
Coating Technology                                 1,240,000          1,023,000
                                                 ------------------------------
                                                   1,240,000          1,023,000
                                                 ------------------------------
CONSOLIDATED NET INCOME (LOSS)
Metal Arts                                       $   849,500        ($   85,200)
Minority Interest                                    (14,700)           (12,500)
Coating Technology                                    63,500             41,500
                                                 ------------------------------
                                                 $   898,300        $    56,200
                                                 ==============================


THE METAL ARTS COMPANY, INC.
----------------------------

The net sales for the Company for the nine (9) months ended March 31, 2000 were $0 compared with $0 in the previous year. The Company showed a profit of $849,500 versus a loss of $85,200 in the previous year.

COATING TECHNOLOGY, INC.
------------------------

Coating Technology's sales for the nine (9) months ended March 31, 2000 were$1,240,000 as compared with $1,023,000 in the previous year. The Company showed a profit of $63,500 as compared with a profit of $41,500 in the previous year.

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


                          THE METAL ARTS COMPANY, INC.
                          ----------------------------


Date:  MAY 15,2000                                         STANLEY J. DAHLE
       -------------                                       ----------------
                                                           Stanley J. Dahle
                                                               President

Date:  MAY 15,2000                                          ALBERT A. CAUWELS
       ------------                                         -----------------
                                                            Albert A. Cauwels
                                                                Secretary