Form 10-K
period 2000-06-30
METAL ARTS CO INC
filed 2000-11-13
CIK 320303

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
           (Mark One)

           (X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

           For the fiscal year ended 6/30/00  or
                                     -------

           ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

           For the transition period from ________ to ________

           Commission file number   0-9998
                                   --------

                          THE METAL ARTS COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW YORK                                       06-0945588
-------------------------------                 --------------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                      Identification No.)

800 ST. PAUL ST., ROCHESTER, NEW YORK                       14605
-------------------------------------             -------------------------
  (Address of principal executive offices)               (Zip Code)

                                 (716) 546-7170
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                    ON WHICH REGISTERED

                  NONE
------------------------------------------     --------------------------


           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----- ------

           State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) $1,060,637 (4,242,551 at $.25 Per share)

           Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

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
Yes            No
    --------      --------

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

GENERAL

           Metal Arts Company, Inc. established in 1913 ("Metal Arts" or the "Company"), has operated as a holding company. Except where specific reference is made in this Part I to the individual operations of Metal Arts or its 100 percent owned subsidiary Coating Technology, Inc., references in the Part I to the "Company" are intended to be a reference to the collective operations of Metal Arts and Coating Technology. Coating Technology engages in contract electroless and electroplated nickel, aluminum anodizing and other surface coating and enhancement operations.

           Metal Arts had outstanding liabilities of $1,462,917 as of the close of Fiscal 2000. A detailed description of these liabilities is set forth in the Financial Statements and Supplementary Data annexed as Item 8 to this Form 10-K. Specific reference is made to Notes 1, 6 and 7 of these Financial Statements for information concerning specific liabilities.

           The Company's proprietary specialty chemicals consist of Microsmooth(R), a patented aluminum activator solution used in conjunction with a proprietary electroless-nickel bath for plating on aluminum. Both the products and process are proprietary, rendering a smoother surface with enhanced corrosion protection, elimination of several toxic chemicals, while reducing plating and waste treatment costs. Marketing efforts to the aluminum wheel market continues now. If successful in the U.S., it is the company's intention to market the technology or license it internationally.

           Compliance with environmental laws and regulations has a material and on-going impact on the Company. The Company must comply and the costs are both capital and operational. It has a positive impact in that certain companies that cannot comply are at a disadvantage, operationally. It has a negative impact in that the costs of compliance affects capital resources and cash flow. During the fiscal year 2000, Coating Technology spent approximately $123,000 on various compliance requirements, including the cost of closure at its former metal finishing facility. As new technologies and methods are available to the company, additional capital and operational costs will be incurred to comply with and/or reduce on-going expenses of waste treatment.

THE COMPANY'S MARKET

           During the past three fiscal years, substantially all of the company's sales were attributable to the operations of Coating Technology. Coating Technology provides surface coating services for various regional industries.

                                                FISCAL YEARS (ENDING JUNE 30)
                                                ----------------------------
                                             2000          1999           1998
                                          ----------    ----------    ----------

Metal Arts                                $      -0-    $   10,000    $   82,000
Coating Technology                         1,712,000     1,420,000     1,790,000
                                          ----------    ----------    ----------

                                          $1,712,000    $1,430,000    $1,872,000
                                          ==========    ==========    ==========

THE COMPANY'S PRODUCTS

           Metal Arts is entering the Specialty chemical business, marketing its new process for plating electroless nickel on aluminum. The process consists of Microsmooth (R), a patented activator and a proprietary high-phosphorus electroless nickel formulation, initially to manufacturers of aluminum wheels. Coating Technology is engaged in contract electroless and brite nickel and aluminum anodizing operations. Coating Technology services the office products industry through large, medium and small metal fabricating companies who in turn supply subassemblies and individual component parts to major office product manufacturers such as Xerox, Kodak, IBM, Cannon, Sun Microsystems, Cisco, Phillips, Heidelberg and others. It also provides other surface finishes to various contract customers.

MANUFACTURING OPERATIONS

           Metal Arts' specialty chemical mixing operations will be conducted with newly acquired mixing equipment.

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

COMPLIANCE WITH GOVERNMENTAL REGULATIONS

           The company believes that its present operations are in compliance with the current requirements of OSHA, EPA, NYSDEC and all applicable local and state regulations, utilizing an up-to-date waste treatment system.

COMPETITION

           Metal Arts will be competing initially in the aluminum wheel market where established, substantially larger companies dominate. There are approximately 20 companies that sell plating chemicals to these markets. Metal Arts will compete on the basis of an improved technology that will save its potential customers material, labor and waste treatment costs.

           Coating Technology competes with several regional plating firms including two that are larger and several of the same or smaller size. The company competes on the basis of superior service and, in certain instances, on the basis of proprietary technology or equipment.

CUSTOMERS

           During the fiscal year ended June 30, 2000, Coating Technology had one customer which accounted for 20 percent of its sales.

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

EMPLOYEES

           The company employs one executive in its Metal Arts operations and 30 in its Coating Technology operations, none of whom are union members.

                               ITEM 2. PROPERTIES

           Coating Technology has signed a ten year lease with a ten year option to renew for approximately 40,000 square feet of factory and office space in a superior building initially at $2.00 per square foot with responsibility for utilities.

           The plant includes surface finishing machinery and equipment which the company believes are adequate to satisfy the requirements of Metal Arts' and Coating Technology's present business.

           Metal Arts has added approximately $300,000 of new equipment for its aluminum wheel demonstration. This equipment was paid for with funds from the U.S. Department of Energy. At the conclusion of the project this equipment will represent a significant enhancement for overall metal finishing operations.

                            ITEM 3. LEGAL PROCEEDINGS

           There are no legal proceedings at the present time.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           During the fiscal year ended June 30, 2000, no annual meeting was held and no shareholder votes took place. It is anticipated that no annual meeting will take place in the next fiscal year.

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

                                                  HIGH                 LOW
FISCAL YEAR ENDED JUNE 30, 1999

First Quarter (July - September 1998)             1/4                  3/16
Second Quarter (October - December 1998)          1/4                  3/16
Third Quarter (January - March 1999)              1/4                  3/16
Fourth Quarter (April - June 1999)                5/8                  1/4

FISCAL YEAR ENDED JUNE 30, 2000

First Quarter (July - September 1999)             1/4                  3/16
Second Quarter (October - December 1999)          1/4                  3/16
Third Quarter (January - March 2000)              1/4                  3/16
Fourth Quarter (April - June 2000)                1/4                  3/16

FISCAL YEAR ENDED JUNE 30, 2001

First Quarter (July - September 2000)             1/4                  3/16

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

           As of October 1, 2000, there were approximately 980 holders of record of the common shares of Metal Arts and ten holders of record of the June 30, 1994 Debentures, which are potentially convertible into a total of 210,000 common shares of the company.

                         ITEM 6. SELECTED FINANCIAL DATA



                          June 30,        June 30,       June 30,       June 30,       June 30,
                            2000            1999           1998           1997           1996
                            ----            ----           ----           ----           ----

Results of operations:
Net sales                 $ 1,712,384   $ 1,429,561    $ 1,871,896    $ 1,656,961    $ 1,629,538
Net income (loss)         $   850,282   $  (233,134)   $  (156,988)   $  (126,307)   $  (147,294)
Per share:
      Net income (loss)   $       .11   $      (.03)   $      (.02)   $      (.02)   $      (.02)
Weighted average number
      of common shares
      outstanding           7,520,802     7,520,802      7,464,116      7,357,402      7,307,402

Cash dividends paid per common share - No dividends have been paid in the past.

                         June 30,        June 30,        June 30,       June 30,       June 30,
                           2000            1999            1998           1997           1996
                           ----            ----            ----           ----           ----

Balance sheet data:

Total assets            $ 1,950,377    $ 1,286,222    $ 1,276,061    $ 1,064,636    $ 1,179,263
Total liabilities         1,462,917      1,548,583    $ 1,405,749    $ 1,090,267    $ 1,128,587
Long-term obligations       379,540        455,474    $   433,706    $   606,354    $   660,168
Minority interest              --          100,461    $   135,901    $   142,181    $   129,898
Working capital            (563,944)      (819,284)   $  (468,611)   $     5,627    $    59,777
Stockholders' equity
      (deficiency)          487,460       (362,822)   $  (129,688)   $   (25,631)   $    50,676

The following table illustrates the major components of consolidated net sales and net loss:

                                      2000           1999           1998
                                      ----           ----           ----

CONSOLIDATED NET SALES:

           Metal Arts             $       -0-    $    10,000    $    82,000
           Coating Technology       1,712,000      1,420,000      1,790,000
                                  -----------    -----------    -----------

                                  $ 1,712,000    $ 1,430,000    $ 1,872,000
                                  ===========    ===========    ===========

CONSOLIDATED NET INCOME (LOSS):

           Metal Arts             $   801,000    $  (150,000)   $  (143,000)
           Coating Technology          64,000       (118,000)       (20,000)
           Minority Interest          (15,000)        35,000          6,000
                                  -----------    -----------    -----------

                                  $   850,000    $  (233,000)   $  (157,000)
                                  ===========    ===========    ===========

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

           The following Management Discussion and Analysis should be read in conjunction with this entire Form 10-K 2000 Annual Report. Except where specific reference is made in this Item 7 to the individual operations of Metal Arts or its 100 percent owned subsidiary, Coating Technology, references in this Item 7 to the "Company" are intended to be a reference to the joint operations of all of Metal Arts, and Coating Technology.

LIQUIDITY AND CAPITAL RESOURCES

           On January 17, 2000 former Director and President of Coating Technology, Geoffrey A. Rich, died at the age of 50. There were two insurance policies in force at that time. The first, for $350,000, was, by prior agreement, for the purpose of acquiring Mr. Rich's 30% interest in Coating Technology. As a result, Metal Arts now owns 100% of Coating Technology. The second, a key man policy, was in the face amount of $350,000, the beneficiary of which was Metal Arts Company,

PRIVATE PLACEMENT OF DEBENTURES

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

           On August 12, 1998, the company signed an additional agreement with NYSERDA to demonstrate the Microsmooth(R) process on aluminum automobile wheels. This contract also includes funding from the US Department of Energy with the Aluminum Company of America (ALCOA) as a strategic partner in the effort. The funding from NYSERDA and US DOE totals $640,000. In addition, ALCOA has pledged $100,000 of in-kind material, services and cash. To date, the Company has received $402,117 from NYSERDA/DOE and $10,000 from ALCOA, on this contract.

OPERATING ACTIVITIES

           Coating Technology has rebounded from FY 1999 in sales and operating earnings. Cash flow was adequate to provide for the acquisition of capital equipment and provide the working capital necessary to run the business.

           Through the first quarter of fiscal year 2001, Coating Technology operated profitably with sufficient resources to sustain operations.

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

           On July 30, 1997 the Company entered into an exclusive license agreement with Alyn Corporation, Inc. for Alyn to use the Microsmooth(R) process on Alyn's Boralyn ? alternate computer memory disks. To date, the Company has received no royalties under the agreement.

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

                        ITEM 8. FINANCIAL STATEMENTS AND
                               SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Independent Auditors' Report                                                1

Consolidated Balance Sheets at June 30, 2000 and 1999                     2 - 3

Consolidated Statements of Operations for the years
      ended June 30, 2000, 1999 and 1998                                    4

Consolidated Statements of Changes In Stockholders'
      Equity (Deficiency) for the years ended
      June 30, 2000, 1999 and 1998                                        5 - 6

Consolidated Statements of Cash Flows for the years
      ended June 30, 2000, 1999 and 1998                                  7 - 8

Notes to Consolidated Financial Statements                               9 - 19

Financial Schedules

      II     -  Amounts Receivable from Related Parties and
                Underwriters, Promoters, and Employees
                Other Than Related Parties                                 20

       V     -  Property, Plant and Equipment                              21

      VI     -  Accumulated Depreciation and Amortization of
                Property, Plant and Equipment                              22

     VII     -  Valuation and Qualifying Accounts and Reserves             23

       X     -  Supplementary Income Statement Information                 24

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
The Metal Arts Company, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of The Metal Arts Company, Inc. and Subsidiary as of June 30, 2000 and 1999, and the related consolidated financial statements listed in the accompanying index for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Notes 1 and 2 to the financial statements, the Company has elected not to consolidate its Bastian subsidiary as required by generally accepted accounting principles.

In our opinion, except for the effects of not consolidating its Bastian subsidiary as discussed in the preceding paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Metal Arts Company, Inc. and Subsidiary as of June 30, 2000 and 1999, and the results of their operations, changes in their stockholders' equity (deficiency) and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with generally accepted accounting principles.

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




September 24, 2000



                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
                             June 30, 2000 and 1999

                                     ASSETS

                                                                          2000           1999
                                                                          ----           ----

CURRENT ASSETS

     Cash                                                               $   95,349   $   17,656
     Accounts receivable, trade - less allowance for uncollectible
            Accounts of $10,000 in 2000 and 1999                           278,842      195,433
     Due from NYSERDA, current portion                                     100,446       30,049
     Stock subscription receivable                                            --          7,500
     Due from unconsolidated subsidiary, less allowance for
          uncollectible amount of $-0- in 2000 and $100,000 in 1999           --           --
     Prepaid expenses and other current assets                               1,796       15,787
     Deferred tax asset - less valuation allowance of $51,500 in 2000
           and $9,000 in 1999                                               43,000        7,400
                                                                        ----------   ----------
                                                                           519,433      273,825
                                                                        ----------   ----------

PROPERTY, PLANT AND EQUIPMENT                                            1,904,716    1,480,603
     Less: Accumulated depreciation and amortization                       898,074      713,147
                                                                        ----------   ----------
                                                                         1,006,642      767,456
                                                                        ----------   ----------

OTHER ASSETS

     Due from shareholder                                                    1,554        1,554
     Due from NYSERDA, long-term portion                                    24,544       14,108
     Cash value of life insurance                                             --         11,034
     Operating rights, net of accumulated amortization of
            $7,370 in 2000 and $6,030 in 1999                               12,730       14,070
     Other assets                                                           41,291       37,075
     Deferred tax asset - less valuation allowance of $148,500
            in 2000 and $206,600 in 1999                                   125,000      167,100
      Goodwill - net of accumulated amortization of $15,656
            in 2000                                                        219,183         --
                                                                        ----------   ----------
                                                                           424,302      244,941
                                                                        ----------  -----------

                                                                        $1,950,377  $ 1,286,222
                                                                        ==========  ===========









                 The accompanying Notes to Financial Statements
                      are an integral part these statements
                                      -13-



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                         2000             1999
                                                                         ----             ----

CURRENT LIABILITIES

     Current portion of long-term debt                               $   231,944    $   363,100
     Current portion of capital lease obligations                         60,180         50,981
     Accounts payable, trade                                             667,244        549,448
     Accrued expenses                                                      5,833          8,158
     Accrued payroll and related taxes                                   107,106         97,922
     Due to shareholder                                                   11,070         23,500
                                                                     -----------    -----------
                                                                       1,083,377      1,093,109
                                                                     -----------    -----------

LONG-TERM LIABILITIES

     Long-term debt, net of current portion                                 --           15,233
     Capital lease obligations, net of current portion                   136,318        197,019
     Other long-term liability                                           243,222        243,222
                                                                     -----------    -----------
                                                                         379,540        455,474
                                                                     -----------    -----------

MINORITY INTEREST IN SUBSIDIARY                                             --          100,461
                                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)

     Common stock - $.01 par value, 15,000,000 shares authorized:
          7,520,802 shares issued and outstanding in 2000 and 1999        75,208         75,208
     Paid-in capital in excess of par value                            2,458,984      2,458,984
     Accumulated deficit                                              (2,046,732)    (2,897,014)
                                                                     -----------    -----------
                                                                         487,460       (362,822)
                                                                     -----------    -----------
                                                                     $ 1,950,377                 $ 1,286,222
                                                                     ============    ========================




                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                For the Years Ended June 30, 2000, 1999 and 1998

                                                   2000             1999          1998
                                                   ----             ----          ----

NET SALES                                        $ 1,712,384    $ 1,429,561    $ 1,871,897

COST OF GOODS SOLD                                 1,412,745      1,259,476      1,504,840
                                                 -----------    -----------    -----------

GROSS PROFIT                                         299,639        170,085        367,057
                                                 -----------    -----------    -----------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         366,802        348,292        465,258
RESEARCH AND DEVELOPMENT                                --            7,626          3,572
                                                 -----------    -----------    -----------

                                                     366,802        355,918        468,830
                                                 -----------    -----------    -----------

LOSS FROM OPERATIONS                                 (67,163)      (185,833)      (101,773)
                                                 -----------    -----------    -----------

OTHER INCOME (EXPENSE)

     Life insurance proceeds                         690,297           --             --
     NYSERDA reimbursement                           315,076           --             --
     Interest expense                                (69,011)       (80,573)       (47,589)
     Interest income                                   2,708             82            745
     Minority interest in income of subsidiary       (14,700)        35,440          6,280
                                                 -----------    -----------    -----------

                                                     924,370        (45,051)       (40,564)
                                                 -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                    857,207       (230,884)      (142,337)

PROVISION FOR INCOME TAXES                             6,925          2,250         14,650
                                                 -----------    -----------    -----------

NET INCOME (LOSS) FOR THE YEAR                   $   850,282    $  (233,134)   $  (156,987)
                                                 ===========    ===========    ===========

EARNINGS PER SHARE OF COMMON STOCK               $      0.11    $     (0.03)   $     (0.02)
                                                 ===========    ===========    ===========










                 The accompanying Notes to Financial Statements
                      are an integral part these statements
                                      -15-


                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

     Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
                For the Years Ended June 30, 2000, 1999 and 1998

                                                       COMMON STOCK

                                                          NUMBER
                                                            OF
                                                          SHARES        AMOUNT
                                                          ------        ------

Balance at June 30, 1997                                7,407,402      $  74,074

Shares issued in payment of liabilities                   113,400          1,134

Net loss for the year                                        --             --
                                                        ---------      ---------

Balance at June 30, 1998                                7,520,802         75,208

Net loss for the year                                        --             --
                                                        ---------      ---------

Balance at June 30, 1999                                7,520,802         75,208

Net income for the year                                      --             --
                                                        ---------      ---------

Balance at June 30, 2000                                7,520,802      $  75,208
                                                        =========      =========












                 The accompanying Notes to Financial Statements
                    are an integral part of these statements
                                      -16-



 PAID-IN                                          TOTAL
CAPITAL IN                                    STOCKHOLDERS'
EXCESS OF             ACCUMULATED                 EQUITY
PAR VALUE               DEFICIT                (DEFICIENCY)
---------               -------                ------------

$ 2,407,188           $(2,506,893)           $   (25,631)

     51,796                  --                   52,930

       --                (156,987)              (156,987)
-----------           -----------            -----------

  2,458,984            (2,663,880)              (129,688)

       --                (233,134)              (233,134)
-----------           -----------            -----------

  2,458,984            (2,897,014)              (362,822)

       --                 850,282                850,282
-----------           -----------            -----------

$ 2,458,984           $(2,046,732)           $   487,460
===========           ===========            ===========




                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                For the Years Ended June 30, 2000, 1999 and 1998

                                                             2000         1999       1998
                                                             ----         ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss) for the year                        $ 850,282    $(233,134)   $(156,987)
     Adjustments to reconcile net income (loss) to net
          cash provided by operating activities
               Rent expense offset against advances to
                    unconsolidated subsidiary                   --           --          3,000
               Depreciation and amortization                 201,923      142,880      114,100
               Deferred income taxes                           6,500        1,600       14,000
               Minority interest in income of subsidiary      14,700      (35,440)      (6,280)
               Life insurance proceeds                      (701,331)        --           --
               Change in operating accounts
                    Accounts receivable                     (164,242)      23,093       (6,391)
                    Stock subscription receivable              7,500         --           --
                    Prepaid expenses                          13,991       11,187       (8,440)
                    Other assets                              (4,216)         602       (7,134)
                    Accounts payable                         117,796      185,744      143,754
                    Accrued expenses                          (2,325)      (1,891)       1,842
                    Accrued payroll and related taxes          9,184       50,545       25,675
                                                           ---------    ---------    ---------
                                                             349,762      145,186      117,139
                                                           ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

     Acquisition of goodwill                                (234,839)        --           --
     Acquisition of minority interest in subsidiary         (115,161)        --           --
     Decrease (increase) in cash value of life insurance     712,365       (3,141)        --
     Repayments from (advances to) unconsolidated
          subsidiary                                            --           --           (138)
     Capital expenditures                                   (424,113)    (129,433)    (123,863)
     Advances to shareholder                                    --         18,180       (6,725)
                                                           ---------    ---------    ---------
                                                             (61,748)    (114,394)    (130,726)
                                                           ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

     Advances from (repayments to) shareholder               (12,430)      10,500       13,000
     Proceeds from long-term debt                               --           --         50,000
     Payments on long-term debt                             (146,389)     (20,001)     (56,612)
     Payments on capital lease obligations                   (51,502)     (39,009)     (10,668)
                                                           ---------    ---------    ---------
                                                            (210,321)     (48,510)      (4,280)
                                                           ---------    ---------    ---------






                 The accompanying Notes to Financial Statements
                    are an integral part of these statements
                                      -18-


                                                        2000        1999         1998
                                                        ----        ----         ----

INCREASE (DECREASE) IN CASH                            77,693     (17,718)     (17,867)

CASH, BEGINNING                                        17,656      35,374       53,241
                                                    ---------   ---------    ---------

CASH, ENDING                                        $  95,349   $  17,656    $  35,374
                                                    =========   =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid during the year for interest         $  71,111   $  82,464    $  45,739
                                                    =========   =========    =========

     Cash paid during the year for income taxes     $    --     $     325    $   6,809
                                                    =========   =========    =========



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
      FINANCING ACTIVITIES

     Issuance of common stock                       $    --     $    --      $  52,930
     Payment of liabilities                              --          --        (35,260)
     Payment of prepaid expenses                         --          --        (10,170)
     Stock subscription receivable                       --          --         (7,500)
                                                    ---------   ---------    ---------
                                                         --          --           --
                                                    =========   =========    =========

     Acquisition of property and equipment
          by issuance of capital lease              $    --     $  99,547    $ 198,131
                                                    =========   =========    =========



                                        9
                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998

1.         BUSINESS DESCRIPTION

           The Company and its wholly owned subsidiary, Coating Technology, Inc., are primarily engaged in the surface coatings and enhancements business. Customers, substantially all of whom are manufacturers, are located primarily in Western, New York.

           Prior to June 30, 1995, the Company owned 89% of The Bastian Company, Inc. (Bastian) and 100% of Ocean State Enameling, Inc. (Ocean State). On June 7, 1995, the Company's Board of Directors approved the sale of the Company's interest in Ocean State at its original investment amount of $500 to Bastian. In addition, the spin-off of Bastian in the form of a stock dividend to the Company's stockholders of record as of June 30, 1995 was approved. As of June 30, 2000, Bastian has not filed a registration statement with the Securities and Exchange Commission to register the Bastian common shares pursuant to the Securities Exchange Act of 1934. Therefore, the Company has not completed the pro rata distribution of the Bastian common shares and, as such, Bastian is still technically a subsidiary of the Company (see Note 2). See SUBSEQUENT EVENTS.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           PURCHASE OF MINORITY INTEREST

           On January 1, 2000 the Company purchased the 30% minority interest in its subsidiary, Coating Technology. The total cost of the acquisition was $350,000 which exceeded the minority interest at the time by $234,839. The excess is being amortized on the straight line method over 15 years.

           PRINCIPLES OF CONSOLIDATION

           The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Coating Technology, Inc. All material intercompany items have been eliminated in consolidation.

           The consolidated financial statements do not include the accounts of its 89% owned subsidiary, The Bastian Company, Inc. as required by generally accepted accounting principles. The Company believes that not consolidating this subsidiary provides for a more meaningful presentation of continuing operations (see Note 1). See SUBSEQUENT EVENTS.


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

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

           RECLASSIFICATIONS

           Certain reclassifications have been made to the 1999 financial statements. The reclassifications do not affect 1999 net income as originally reported.

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998

3.         DUE FROM NYSERDA

           On August 12, 1998, the Company entered into an agreement with the New York State Energy Research and Development Authority (NYSERDA). Under the terms of the agreement, NYSERDA will share in the cost to test a new process by paying up to $274,000, which represents 68% of the actual development costs. NYSERDA shall pay the Company 90% of its 68% share upon receipt of an invoice for a progress payment, and final payment shall be made after completion of work and receipt of the final report. In another term of the agreement, the Company will be reimbursed by the United States Department of Energy (USDE) for purchases of equipment of up to $366,000 which represents 97.6% of actual equipment purchases. Through June 30, 2000, the Company has recorded $252,226 of reimbursements from NYSERDA and $325,412 from USDE.

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

           NYSERDA possesses certain rights to contract data and certain liquidation or dissolution preferences pursuant to the contract.

4.         PROPERTY, PLANT AND EQUIPMENT

           Property, plant and equipment consists of the following:

                                                      2000                 1999
                                                      ----                 ----

                 Leasehold improvements            $   36,061         $   36,061
                 Machinery and equipment            1,776,989          1,366,856
                 Furniture and fixtures                79,908             77,686
                 Vehicles                              11,758               --
                                                   ----------         ----------

                                                   $1,904,716         $1,480,603
                                                   ==========         ==========

           Depreciation and amortization expense for each of the three years in the period ended June 30, 2000 was $184,927, $136,229 and $107,449, respectively.

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998

5.         LONG-TERM DEBT

           Long-term debt consists of the following:

                                                           2000           1999
                                                           ----           ----

           8% convertible subordinated debentures due and
           payable on June 30, 2001. The debentures are
           subordinated to the Company's senior
           indebtedness. See Note 8 for conversion
           provisions.                                     $ 182,500   $ 275,000

           Unsecured note payable. Interest accrues at 8%
           and is payable monthly. Principal was due in full
           on April 30, 1999. During 1999, the note was
           refinanced and the principal is now payable on
           demand.                                            25,000      50,000

           Note payable secured by specific equipment.
           Interest accrued at 5% and principal, in the
           amount of $26,667, plus interest was payable each
           December through 1998. This note was refinanced
           during 1999. The note now accrues interest at 6%
           and principal, in the amount of $8,889, plus
           interest is payable December, 1999, June, 2000
           and December, 2000. The note was refinanced
           during 2000 with the full amount of interest and
           principal due by December 31, 2000.                17,778      26,666

           Installment note payable in monthly payments of
           $1,667, plus interest at prime plus 1.5%, through
           October, 2000. The note is secured by a general
           lien on equipment, accounts receivable and
           inventory and is guaranteed by the stockholders
           of Coating Technology, Inc.                         6,666      26,667
                                                           ---------  ----------
                                                             231,944     378,333
           Less: Current portion                             231,944     363,100
                                                           ---------  ----------

           Long-term debt, net of current portion          $   --     $   15,233
                                                           =========  ==========

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998

5.         LONG-TERM DEBT (Continued)
           --------------

           The aggregate maturities for all long-term borrowings as of June 30, 2000 are as follows:

                                      YEAR            AMOUNT

                                      2001         $   231,944
                                                   ===========

6.         CAPITAL LEASE OBLIGATIONS

           The Company maintains various machinery and equipment held under capital lease obligations as follows:

                                                                2000        1999
                                                                ----        ----

           Various capital lease obligations due in monthly
           installments ranging from $118 to $1,738,
           including interest ranging from 14.5% to 17.7%
           through January, 2004. Machinery and equipment
           are collateral to the leases.                    $196,498   $ 248,000
           Less amount due within one year                    60,180      50,981
                                                            --------   ---------
           Amount due after one year                        $136,318   $ 197,019
                                                            ========   =========

           Minimum lease payments for all capital leases as of June 30, 2000 are as follows:

                                   YEAR                AMOUNT

                                    2001             $ 86,052
                                    2002               86,052
                                    2003               63,749
                                    2004                8,003
                                                     --------
                Total minimum lease payments          243,856
                Less:  Amount representing
                interest and sales tax                 47,358
                                                      --------

                Present value of net minimum
                lease payments                      $ 196,498
                                                    =========

           Assets held under capital leases are as follows:

                                                     2000                 1999
                                                     ----                 ----

                Machinery and equipment           $   297,678       $   297,678
                Less:  Accumulated depreciation        65,220            35,452
                                                 ------------       -----------

                                                  $   232,458       $   262,226
                                                  ===========       ===========

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998

7.         OTHER LONG-TERM LIABILITY

           The Company entered into a partnership on September 1, 1981.

           The Company incurred a liability to certain vendors relating to silver price fluctuations during the period of time that the partnership was operating. The Company has denied responsibility for these amounts. The vendors obtained a judgement against the Company in 1983, but no collection effort has been made since that time.

8.         INCENTIVE STOCK OPTION PLAN

           The Company has an incentive stock option plan for key employees, reserving 850,000 shares of common stock for issuance upon the exercise of options granted under the plan. The options expire 10 years from date of grant (5 years for grantees who hold 10% or more of the Company voting power) and are exercisable one year from the date of the grant on a cumulative basis at the rate of 25% of the total number of shares covered by the grant. As of June 30, 2000, options on 435,000 shares have been exercised at $.06 per share; options on 150,000 shares at $.06 per share are outstanding and exercisable and expire in December, 2002; leaving options on 265,000 shares available under the plan.

9.         COMMON STOCK AND STOCK WARRANTS

           During the year ended June 30, 1995, the Company issued convertible subordinated debentures. These debentures are redeemable by the Company upon at least 30 days notice at any time after December 30, 1995, and will be convertible into common shares of the Company. The holders of the debentures may convert the debentures into common shares of the Company at any time prior to 5:00 pm on June 30, 2001.

           Accompanying each $25,000 debenture is a non-detachable warrant. Each non-detachable warrant enables the holder to purchase up to an additional 33,333 shares at an exercise price of $.85 per share. The warrants can only be exercised coincidentally with the conversion of the debenture.

           The Company has an outstanding warrant to purchase 60,000 common shares at $.40 per share. The warrant was issued in connection with the purchase of equipment in 1994 and expires December 31, 2001.

           The Company also has an outstanding warrant to purchase 30,000 common shares at $.40 per share. The warrant was issued in connection with the refinancing of debt in 1999 and expires October 22, 2002.

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998

9.         COMMON STOCK AND STOCK WARRANTS (Continued)

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

10.        MINORITY INTEREST

           Coating Technology, Inc. is in the business of electroless nickel and aluminum anodizing operations. On January 1, 2000, The Metal Arts Company, Inc. purchased the 30% minority interest owned by another party. The accounts of Coating Technology, Inc. for the years ended June 30, 2000 and 1999 are included in the consolidated financial statements of the Company. Recognition has been made of a minority interest representing the 30% interest owned by another party for the six months ended December 31, 2000 and for the years ended June 30, 1999 and 1998.

11.        SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

           During the year ended June 30, 2000, Coating Technology, Inc. had one customer who accounted for 20% of consolidated sales.

           During the year ended June 30, 1999, Coating Technology, Inc. had one customer who accounted for 18% of consolidated sales.

           During the year ended June 30, 1998, Coating Technology, Inc. had two customers who, in the aggregate, accounted for 24% of consolidated sales.

           The Company grants credit to its customers, substantially all of whom are manufacturers located in Western New York. Three Coating Technology, Inc. customers comprised 51% of accounts receivable at June 30, 2000. Two Coating Technology, Inc. customers comprised 22% of accounts receivable at June 30, 1999.

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998

12.        INCOME TAXES

           Provision for income taxes was determined as follows:

                                              2000          1999           1998
                                              ----          ----           ----

Loss before income taxes                  $ 857,207     $(230,884)    $(142,337)
Excess tax depreciation                     (38,466)      (18,439)        2,190
State income tax                               (425)         (650)         (650)
Minority interest in
income of subsidiary                         14,700       (35,440)       (6,280)
Net operating loss carryforward
(utilitized)                               (161,158)      269,740       109,107
Life insurance proceeds                    (690,297)         --            --
Other                                        18,439        15,673        39,975
                                          ---------     ---------     ---------

Federal taxable income                    $    --       $    --       $   2,005
                                          =========     =========     =========

Federal statutory income tax              $    --       $    --       $     301
Federal alternative minimum
 tax credit                                    --            --            (301)
State income tax                                425           650           650
Deferred                                      6,500         1,600        14,000
                                          ---------     ---------     ---------

Provision for income taxes                $   6,925     $   2,250     $  14,650
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

The Company has recorded a deferred tax asset of $168,000 reflecting the benefit of net operating loss carryforwards and investment tax credit carryforwards. Realization is dependent on generating sufficient taxable income prior to expiration of the net operating loss and investment tax credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998

12.        INCOME TAXES (Continued)

At June 30, 2000, the Company has the following net operating loss deduction carryforwards available for federal income tax purposes:

                   Year of
                 EXPIRATION                                   AMOUNT

                   2003                                     $  6,842
                   2009                                        8,000
                   2010                                      206,000
                   2011                                      152,000
                   2012                                      124,000
                   2013                                      109,000
                   2019                                      269,000
                                                            --------
                                                            $874,842
                                                            ========

Coating Technology, Inc. has approximately $102,000 of New York State investment tax credit carryforwards that expire in various years from 2004 to 2015 and federal and New York State alternative minimum tax credit carryforwards of approximately $5,300.

Deferred income taxes consist of:

                                                          2000           1999
                                                          ----           ----

          Assets
               NOL carryforward                       $ 328,600       $ 346,100
               Federal tax credit carryforwards            --             1,000
               NYS tax credit carryforwards             107,300         103,100
               Allowance for doubtful accounts            2,200           2,200
               Valuation allowance                     (200,000)       (215,600)
                                                      ---------       ---------

          Net deferred tax assets                       238,100         236,800

          Liabilities
               Accelerated depreciation                  70,100          62,300
                                                      ---------       ---------

                                                     $  168,000      $  174,500
                                                     ==========      ==========

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

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998

12.        INCOME TAXES (Continued)

                                                          2000            1999
                                                        --------        --------

          Net current deferred tax asset                $ 43,000        $  7,400
          Net long-term deferred tax asset               125,000         167,100
                                                        --------        --------

                                                        $168,000        $174,500
                                                        ========        ========

13.        COMMITMENTS

Coating Technology has entered into a ten-year lease agreement for its new manufacturing and office space. The lease requires monthly rental payments of $5,958 from September 1, 1997 until December 31, 2000. The annual rent as of January 1, 2001, and each January 1st thereafter, shall be increased by the percentage increase in the consumer price index for the previous calendar year, but in no event, more than three percent in any year. In addition, the Company is also responsible for its own utilities. Minimum lease payments as of June 30, 2000 are as follows:

                                  YEAR                AMOUNT

                                  2001                $ 71,496
                                  2002                  71,496
                                  2003                  71,496
                                  2004                  71,496
                                  2005                  71,496
                                  Thereafter           119,160
                                                     ---------
                                                     $ 476,640
                                                     =========

Consolidated rent expense for each of the years ended June 30, 2000, 1999 and 1998 was approximately $71,496, $141,982 and $166,122, respectively.

During the year ended June 30, 1995, the Company entered into a royalty agreement in conjunction with the purchase of the operating rights to a new chemical process. The agreement requires royalty payments of 2% of gross sales of the new chemical process throughout the former owner's lifetime. As of June 30, 2000, no royalties were due under this agreement.

In addition, the Company entered into a licensing agreement for an existing chemical process. The agreement requires licensing fees equal to 50% of the Company's net profit on sales of this process. As of June 30, 2000, no fees were due under this agreement.

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998


14.        BENEFIT PLAN

Coating Technology, Inc. has a salary reduction plan pursuant to Section 401(k) of the Internal Revenue Code that covers all eligible employees. Employees are eligible for participation in the plan after the completion of six months of service and attainment of age twenty-one. Under terms of the plan, the Company contributes up to 1.25% of each participant's compensation. Also, Coating Technology, Inc. may make additional contributions to the plan at its discretion. Coating Technology, Inc.'s contributions to the plan amounted to $3,178 in 2000, $2,659 in 1999 and $3,328 in 1998.

15.        TRANSACTIONS WITH RELATED PARTIES

Amounts due to/from shareholder do not bear interest, are unsecured and have no fixed repayment terms.

16.        SUBSEQUENT EVENTS

On August 23, 2000 the Company transferred its shares of The Bastian Company, Inc. There was no gain or loss on this transaction. Therefore as of that date Bastian is no longer a subsidiary of The Metal Arts Company, Inc.

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

                      SCHEDULE II - AMOUNTS RECEIVABLE FROM
                        RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                For the Years Ended June 30, 2000, 1999 and 1998

                             BALANCE AT                                  BALANCE
                             BEGINNING             AMOUNTS   AMOUNTS     AT END
NAME OF DEBTOR               OF YEAR   ADDITIONS  COLLECTED WRITTEN OFF  OF YEAR
--------------               -------   ---------  --------- -----------  -------

June 30, 2000

N/A                          $  --       $ --       $ --       $ --       $ --
                             =======     ======     ======     ======     ======

June 30, 1999

N/A                          $  --       $ --       $ --       $ --       $ --
                             =======     ======     ======     ======     ======

June 30, 1998

N/A                          $  --       $ --       $ --       $ --       $ --
                             =======     ======     ======     ======     ======

                                       21
                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                For the Years Ended June 30, 2000, 1999 and 1998

                           BALANCE AT                                BALANCE
                            BEGINNING      ADDITIONS                  AT END
CLASSIFICATION               OF YEAR        AT COST    RETIREMENTS    OF YEAR
--------------               -------        -------    -----------    -------

June 30, 2000

Leasehold improvements         $   36,061   $     --     $     --     $   36,061
Machinery and equipment         1,366,856      410,133         --      1,776,989
Furniture and fixtures             77,686        2,222         --         79,908
Vehicles                             --         11,758         --         11,758
                               ----------   ----------   ----------   ----------

                               $1,480,603   $  424,113   $     --     $1,904,716
                               ==========   ==========   ==========   ==========

June 30, 1999

Leasehold improvements         $   36,061   $     --     $     --     $   36,061
Machinery and equipment         1,139,632      227,224         --      1,366,856
Furniture and fixtures             75,930        1,756         --         77,686
                               ----------   ----------   ----------   ----------

                               $1,251,623   $  228,980   $     --     $1,480,603
                               ==========   ==========   ==========   ==========

June 30, 1998

Leasehold improvements         $   28,784   $    7,277   $     --     $   36,061
Machinery and equipment           827,891      311,741         --      1,139,632
Furniture and fixtures             72,954        2,976         --         75,930
                               ----------   ----------   ----------   ----------

                               $  929,629   $  321,994   $     --     $1,251,623
                               ==========   ==========   ==========   ==========

                                       22
                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

           SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                          PROPERTY, PLANT AND EQUIPMENT

                For the Years Ended June 30, 2000, 1999 and 1998

                                             ADDITIONS
                                 BALANCE AT  CHARGED TO              BALANCE AT
                                 BEGINNING   COSTS AND                AT END
CLASSIFICATION                    OF YEAR    EXPENSES    RETIREMENTS  OF YEAR
--------------                    -------    --------    -----------  -------

 June 30, 2000

Leasehold improvements              $ 21,327       3,172    $   --      $ 24,499
Machinery and equipment              632,210     170,461        --       802,671
Furniture and fixtures                59,610       8,943        --        68,553
Vehicles                                --         2,351        --         2,351
                                    --------    --------    --------    --------

                                    $713,147    $184,927    $   --      $898,074
                                    ========    ========    ========    ========

 June 30, 1999

Leasehold improvements              $ 17,617    $  3,710    $   --      $ 21,327
Machinery and equipment              510,068     122,142        --       632,210
Furniture and fixtures                49,233      10,377        --        59,610
                                    --------    --------    --------    --------

                                    $576,918    $136,229    $   --      $713,147
                                    ========    ========    ========    ========

 June 30, 1998

Leasehold improvements              $ 14,331    $  3,286    $   --      $ 17,617
Machinery and equipment              416,231      93,837        --       510,068
Furniture and fixtures                38,907      10,326        --        49,233
                                    --------    --------    --------    --------

                                    $469,469    $107,449    $   --      $576,918
                                    ========    ========    ========    ========

                                       23
                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

          SCHEDULE VII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                For the Years Ended June 30, 2000, 1999 and 1998

                                                    ADDITIONS
                                      BALANCE AT   CHARGED TO            BALANCE
                                       BEGINNING    COSTS AND            AT END
DESCRIPTION                             OF YEAR     EXPENSES  DEDUCTIONS OF YEAR
-----------                             -------     --------  ---------- -------

Allowance for doubtful
accounts - deducted from
accounts and notes receivable
in the balance sheet

June 30, 2000                            $ 10,000   $  --     $  --     $ 10,000
                                         ========   =======   =======   ========

June 30, 1999                            $110,000   $  --     $  --     $110,000
                                         ========   =======   =======   ========

June 30, 1998                            $110,000   $  --     $  --     $110,000
                                         ========   =======   =======   ========

                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                For the Years Ended June 30, 2000, 1999 and 1998

                       ITEM CHARGED TO COSTS AND EXPENSES

                                                2000        1999       1998
                                                ----        ----       ----

Maintenance and repairs                         $ 24,185   $  52,726   $  86,719
                                                ========   =========   =========

Depreciation and amortization of
     Intangible assets, pre-operating
     costs and similar deferrals                *          *           *
                                                ========   =========   =========

Taxes, other than payroll and income taxes      *          *           *
                                                ========   =========   =========

Royalties                                       *          *           *
                                                ========   =========   =========

Advertising costs                               *          *           *
                                                ========   =========   =========


*Less than 1% of total sales

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

NAME               AGE       POSITIONS WITH METAL ARTS
----               ---       -------------------------

Stanley J. Dahle   63          President,
                               Chief Executive Officer and
                               Director

Albert A. Cauwels  66          Director

Ronald L. Feeley   62          Director
                               Chief Executive Officer of Coating Technology

           STANLEY J. DAHLE has been President of Metal Arts since October, 1981 and Chairman since 1990. He was Executive Vice President of Metal Arts since its inception in June, 1976, until October, 1981. Mr. Dahle has also served in various other offices for Metal Arts since its inception. He is a director of Coating Technology.

           ALBERT A. CAUWELS became a director of Metal Arts in June, 1984. He is a director of Coating Technology, Inc. Mr. Cauwels has been President of a former subsidiary, Bastian Company, Inc., for the past 5 years.

           RONALD L. FEELEY became a director in June 2000 after the death in January, 2000 of former Director Geoffrey A. Rich. Mr. Feeley has served in various capacities with Coating Technology for the past 10 years with 30 years in this industry.

           None of Metal Arts' Directors is a Director of any company with a class of securities registered pursuant to Section 12 of the Securities & Exchange Act of 1934, as amended, or of any company registered under the Investment Company Act of 1940, as amended. There is no family relationship among any members of the Board of Directors or the Executive Officers or significant employees of Metal Arts. The Board of Directors met 4 times during the fiscal year ended June 30, 2000. At the present time, the company has no Audit, Compensation or Nominating Committees. All Directors and Executive Officers have been elected to serve as Directors and Executive Officers until the next annual meeting of shareholders of Metal Arts or until their successors have been elected and qualified. There are no arrangements or understandings between any Director or Executive Officer and any other persons pursuant to which any such Directors or Executive Officers was or is to be selected as a Director or nominee for Director.

                         ITEM 11. EXECUTIVE COMPENSATION

           The aggregate direct remuneration accrued and paid by Metal Arts and Coating Technology, during the fiscal year ended June 30, 2000, to each of Metal Arts' Officers and Directors whose aggregate remuneration exceeded $50,000, and to all Directors and Officers of Metal Arts as a group, is set forth in the following table.

                          CASH AND CASH-EQUIVALENT FORM
                                OF REIMBURSEMENT
                        --------------------------------

                                      SALARIES,
                                        FEES,           SECURITIES OR
                                      DIRECTOR'S          PROPERTY,
                                        FEES,             INSURANCE
NAME OF INDIVIDUAL                    COMMISSIONS        BENEFITS OR
OR NUMBER OF       CAPACITIES IN         AND           REIMBURSEMENTS,
PERSONS IN GROUP   WHICH SERVED (1)     BONUSES       PERSONAL BENEFITS
----------------   ----------------     -------       -----------------


Stanley J. Dahle   President,           $ 95,000           $  5,000
                   CEO, and
                   Director

Albert A. Cauwels  Secretary and        $   -0-            $   -0-
                   Director

Ronald L. Feeley   Director             $ 52,000           $ 5,000

All Officers and   All Officers         $147,000           $10,000
Directors as a     and Directors
group (3) persons  as a group

OTHER COMPENSATION

           There was no other compensation of any kind paid to the officers and directors during fiscal year 2000. No executive earned more than $100,000 of total compensation. There is no executive committee and all compensation decisions are made by the Board of Directors. There were no loans made to officers, no directors fees and no long term compensation arrangements. There were no outstanding stock option grants to officers at year end. There are no employment agreements.

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
Name                    (#)          ($)        Year-End (#)   Unexercisable (U)
                                              Exercisable (E) /
                                              Unexercisable (U)

Stanley J. Dahle     -0-           -0-            -0-                   -0-

Albert A. Cauwels    -0-           -0-            -0-                   -0-

Ronald L. Feeley     -0-           -0-            -0-                   -0-

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

            OFFICER COMPENSATION FOR THE PRECEDING THREE FISCAL YEARS
                                                            SECURITIES OR
                                                         PROPERTY, INSURANCE
                                                            BENEFITS OR
                        FISCAL        DIRECTORS FEES,      REIMBURSEMENTS
NAME                     YEAR      COMMISSIONS & BUSINESS  PERSONAL BENEFITS

Stanley J. Dahle         2000           $95,000             $ 5,000
                         1999            95,000               5,000
                         1998            95,000               5,000

Albert A. Cauwels        2000              -0-                 -0-
                         1999              -0-                 -0-
                         1998              -0-                 -0-

Ronald L. Feeley         2000            52,000               5,000

STOCK OPTION PLAN

           On March 3, 1982, Metal Arts adopted an incentive stock option plan (the "Plan" or the "Stock Option Plan") pursuant to Section 422A of the Internal Revenue Code. Under the Plan, as amended, Metal Arts' Board of Directors may grant options to key employees (including executive officers of Metal Arts) to purchase up to an aggregate 850,000 common shares.

           Such options expire 10 years from the date of the grant (but must be exercised within 5 years of the date of grant for grantees who hold 10 percent or more of the common shares) and are exercisable one year from the date of the grant on a cumulative basis at the rate of 25 percent of the total number of common shares subject to the option granted. Options must be granted at no less than fair market value (but not less than 110 percent of fair market value for grantees who hold 10 percent or more of the common shares). During the Fiscal Year ended June 30, 2000, no options were exercised. There are currently available under the plan 415,000 common shares for future grants. Metal Arts' management believes that the availability of the Plan, and the grants of the options, will enable the Company to attract and hold valuable employees by providing them with incentives to foster growth.

            ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

           The following table sets forth information as of October 1, 2000, with respect to all directors, officers, and persons who are known by Metal Arts to be the beneficial owners of more than five percent (5%) of the common shares of Metal Arts. The common shares are the only voting securities of Metal Arts. All persons listed below have sole voting and investment power with respect to their common shares unless otherwise indicated.

           NAME AND ADDRESS OF          AMOUNT BENEFICIALLY         PERCENT
           BENEFICIAL OWNER                   OWNED                 OF CLASS
           ---------------------        -------------------        --------

           Stanley J. Dahle                 1,419,000(a)             20
           81 Country Club Drive
           Rochester, New York

           Clifford W. Charlson               598,000                8
           997 East Avenue
           Rochester, New York

           Albert A. Cauwels                  436,551                6
           28 Franklin Street
           Phelps, New York

           All officers and directors
           as a group (3) persons           1,855,551               30

(a) Includes 195,000 shares owned by Mr. Dahle's wife and children of which Mr. Dahle disclaims any beneficial ownership.

           As noted, Metal Arts owns 100 percent of Coating Technology, and therefore, Coating Technology is considered to be a subsidiary of Metal Arts. No member of management of Metal Arts owns any common shares of Coating Technology. No one person other than Metal Arts owns in the aggregate in excess of 5 percent of the common shares of Coating Technology.

                                     PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                                    FORM 8-K

(a) The following documents are filed as a part of this Form 10-K 2000 Annual
Report:

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

                          THE METAL ARTS COMPANY, INC.




Date:  10-13-00           By:    STANLEY J. DAHLE
                                 -----------------
                                  Stanley J. Dahle
                                  President and
                                  Chief Executive Officer




Date:  10-13-00          By:    ALBERT A. CAUWELS
                                ------------------
                                Albert A. Cauwels
                                Secretary and Director


           Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE  TITLE                                       DATE


                   Chairman, President
                   Chief Executive Officer             10-13-00
STANLEY J. DAHLE   and Director
----------------
Stanley J. Dahle




ALBERT A. CAUWELS  Director                            10-13-00
-----------------
Albert A. Cauwels




RONALD L. FEELEY   Director                            10-13-00
----------------
Ronald L. Feeley

EXHIBITS

3(a) Certificate of Incorporation of Registrant and Amendments thereto. (Filed as Exhibits 2 (a-c, e) to Registration Statement No. 2-69789-NY (the "Registration Statement") and incorporated herein by reference.)

3(a)(1) Certificate of Amendment to the Certificate of Incorporation of Registrant as approved at the1989 Annual Meeting.

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

11 Description of computation of per share earnings. (See Note 2 of Notes to Consolidated Financial Statements of the Metal Arts Company, Inc.)

22 Subsidiaries. The subsidiaries of the company and the state of incorporation are as follows:

           (a)    Coating Technology incorporated in the State of New York.

23         Reports on Form 8-K:
           (a)    8-K dated November 23, 1994
           (b)    8-K dated June 9, 1995