Form 10-Q
period 2000-09-30
METAL ARTS CO INC
filed 2000-12-06
CIK 320303

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR QUARTER ENDED SEPTEMBER 30, 2000 COMMISSION FILE NUMBER 0-9998


                          THE METAL ARTS COMPANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         NEW YORK                                             06-0945588
         --------                                             ----------
(STATE OR OTHER JURISDICTION OF                            (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

800 ST. PAUL STREET ROCHESTER, NEW YORK                           14605
---------------------------------------                           -----
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

YES   X         NO
    -----          -----
THE NUMBER OF SHARES OF COMMON STOCK, $.01PAR VALUE, OUTSTANDING AT SEPTEMBER 30, 2000 WAS 7,520,802.











                               PAGE 1 OF 12 PAGES
                           EXHIBIT INDEX IS ON PAGE 2

                          THE METAL ARTS COMPANY, INC.
                          ----------------------------

                                      INDEX
                                      -----




PART I     FINANCIAL INFORMATION:

           Consolidated Condensed Balance Sheets,
           September 30, 2000 and June 30, 2000.                         4 and 5

           Consolidated Condensed Statements of Operations,
           three months ended September 30, 2000 and 1999.                     6

           Consolidated Condensed Statement of Cash Flows, three months
           ended September 30, 2000 and 1999.                                  7

           Notes to Consolidated Condensed Financial
           Statements.                                                         8

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                                9



PART II    OTHER INFORMATION                                                  10

                          PART I FINANCIAL INFORMATION
                          ----------------------------



                          THE METAL ARTS COMPANY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

                                                         9/30/00       6/30/00
                                                     ---------------------------
CURRENT ASSETS
   Cash                                              $    54,188    $    95,349
   Trade accounts receivable - net                       304,594        278,842
   Current portion of due from NYSERDA                    41,143        100,446
   Current portion of deferred tax asset                  43,000         43,000
   Prepaid expenses and other current assets               1,778          1,796
                                                     --------------------------
                                                         444,703        519,433


PROPERTY, PLANT and EQUIPMENT                          1,947,135      1,904,716
   Less accumulated depreciation                        (931,075)      (898,074)
                                                     --------------------------
                                                       1,016,060      1,006,642


OTHER ASSETS
   Due from shareholder                                    1,554          1,554
   Due from NYSERDA, net of current portion               27,209         24,544
   Goodwill                                              219,183        219,183
   Operating rights - net                                 12,730         12,730
   Deferred tax asset, net of current portion            125,000        125,000
   Other assets                                           45,822         41,291
                                                     --------------------------
                                                         431,498        424,302
                                                     --------------------------





TOTAL ASSETS                                         $ 1,892,261    $ 1,950,377
                                                     ==========================



                          THE METAL ARTS COMPANY, INC.
                     CONSOLIDATED CONDENSED BALANCED SHEETS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

                                                                     9/30/00       6/30/00
                                                                 --------------------------
CURRENT LIABILITIES
  Accounts payable - trade                                       $   597,516        667,244
  Accrued expenses                                                     6,457          5,833
  Accrued payroll and related taxes                                  130,161        107,106
  Current portion of capital lease obligations                        60,180         60,180
  Due to shareholder                                                  11,070         11,070
  Current portion of long - term debt                                224,944        231,944
                                                                 --------------------------
                                                                   1,030,328      1,083,377

LONG - TERM LIABILITIES
 Other long - term liability                                         243,222        243,222
 Capital lease obligations, net of current portion                   122,314        136,318
                                                                 --------------------------
                                                                     365,536        379,540


STOCKHOLDERS' EQUITY
  Common stock - $.01 par value, 15,000,000 shares authorized;
  Issued and outstanding: 7,520,802 at September 30, 2000 and
  June 30, 2000
                                                                      75,208         75,208
  Treasury Stock                                                     (25,000)             0
  Paid - in capital in excess of par value                         2,458,984      2,458,984
  Accumulated deficit                                             (2,012,795)    (2,046,732)
                                                                 --------------------------
                                                                     496,397        487,460
                                                                 --------------------------







TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 1,892,261    $ 1,950,377
                                                                 ==========================






                          THE METAL ARTS COMPANY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                           THREE MONTHS
                                                               ENDED
                                                            SEPTEMBER 30,
                                                        2000           1999
                                                     --------------------------

SALES - Net                                           $499,327         $354,404

COST OF SALES                                         (408,631)        (270,626)
                                                      -------------------------

GROSS MARGIN                                            90,696           83,778

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                              (60,559)         (52,618)
RESEARCH AND DEVELOPMENT                                     0                0
                                                      -------------------------

OPERATING INCOME (LOSS)                                 30,137           31,160
                                                      -------------------------

INTEREST EXPENSE                                       (13,590)         (24,973)
INTEREST INCOME                                            232                0
R&D EQUIPMENT FUNDING                                   17,158                0
MINORITY INTEREST IN INCOME
  OF SUBSIDIARY                                              0           (5,700)
                                                      -------------------------
                                                         3,800          (30,673)
                                                      -------------------------


NET INCOME (LOSS) FOR PERIOD                          $ 33,937      $       487
                                                      -------------------------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                          7,520,802        7,520,802

EARNINGS PER SHARE OF
  COMMON STOCK:
         Net income (loss) for the period            $    0.00      $      0.00
                                                     --------------------------





                          THE METAL ARTS COMPANY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
--------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                 2000         1999
                                                               --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period                             $ 33,937    $    487

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
CASH PROVIDED BY OPERATING ACTIVITIES

  Depreciation and amortization                                  33,000      23,100
  Minority interest in income of subsidiary                           0       5,700
  Change in operating accounts:
    Accounts receivable                                          30,886         849
    Prepaid expenses and other                                   (4,513)      4,362
    Accounts payable                                            (69,727)     (6,634)
    Accrued expenses                                                624           0
    Accrued payroll                                              23,055       7,812
                                                               --------------------

                                                                 47,262      35,676

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                          (42,419)    (22,602)
  Purchase of treasury stock                                    (25,000)          0
                                                               --------------------
                                                                (67,419)    (22,602)

CASH FLOWS FINANCING ACTIVITIES - Payments on long-term debt    (21,004)    (16,586)
                                                               --------------------


NET INCREASE IN CASH                                            (41,161)     (3,512)
CASH - BEGINNING                                                 95,349      17,656
                                                               --------------------

CASH - ENDING                                                  $ 54,188    $ 14,144
                                                               --------------------


SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for:
      Interest expense                                         $ 13,590    $ 24,973
                                                               --------------------

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

  Accounts payable - trade satisfied                           $      0    $      0
  Common stock issued
                                                                      0           0
                                                               --------------------
  Cash paid                                                    $      0    $      0
                                                               --------------------



                          THE METAL ARTS COMPANY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS









1. These statements should be read in conjunction with the audited financial statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the fiscal year ended June 30, 2000. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments of a normal recurring nature necessary for the fair presentation of the Company's financial position as of September 30, 2000 and the results of operations for the six months ended September 30, 2000 and 1999.



2. The results of operations for the six months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.



3. Earnings (loss) per share of common stock are computed on the weighted average number of shares outstanding during the six months ended September 30, 2000 and 1999. The weighted average number of shares outstanding at the end of each period is determined by totaling the number of shares outstanding at the end of each month in the period and dividing the sum by the number of months in the period.

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

LIQUIDITY AND CAPITAL RESOURCES
On January 17, 2000 former Director and President of Coating Technology, Geoffrey A. Rich, died at the age of 50. There were two insurance policies in force at that time. The first, for $350,000, was, by prior agreement, for the purpose of acquiring Mr. Rich's 30% interest in Coating Technology. As a result, Metal Arts Company now owns 100% of Coating Technology. The second, a key man policy, was in the face amount of $350,000, the beneficiary of which was Metal Arts Company.

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

On August 12, 1998, the company signed an additional agreement with NYSERDA to demonstrate the Microsmooth(R) process on aluminum automobile wheels. This contract also includes funding from the US Department of Energy with the Aluminum Company of America (ALCOA) as a strategic partner in the effort. The funding from NYSERDA and US DOE totals $640,000. In addition, ALCOA has pledged $100,000 of in-kind material, services and cash. To date the company has received $543,704 and $10,000 from Alcoa on this contract.

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

                          THE METAL ARTS COMPANY, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

B.       RESULTS OF OPERATIONS:
         The following table illustrates the major components of consolidated net sales and net income (loss).


                                                           THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                       2000              1999
                                                    ---------------------------

CONSOLIDATED NET SALES
Metal Arts                                                  0         $       0
Coating Technology                                    499,000           354,000
                                                    ---------------------------
                                                    $ 499,000         $ 354,000
                                                    ===========================
CONSOLIDATED NET INCOME (LOSS)
Metal Arts                                          ($  9,500)        ($ 12,800)
Minority Interest                                           0            (5,700)
Coating Technology                                     43,500            19,000
                                                    ---------------------------
                                                    $  34,000          $    500
                                                    ===========================

THE METAL ARTS COMPANY, INC.
----------------------------

The net sales for the Company for the three (3) months ended September 30, 2000 were $0 compared with $0 in the previous year. The Company showed a loss of $9,500 versus a loss of $12,800 in the previous year.

COATING TECHNOLOGY, INC.
------------------------

Coating Technology's sales for the three (3) months ended September 30, 2000 were $499,000 as compared with $354,000 in the previous year. The Company showed a profit of $43,500 as compared with a profit of $19,000 in the previous year.

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


                          THE METAL ARTS COMPANY, INC.
                          ----------------------------


Date: NOVEMBER 15, 1999                             STANLEY J. DAHLE
      -------------------                           -----------------
                                                    Stanley J. Dahle
                                                         President

Date: NOVEMBER 15, 1999                             ALBERT A. CAUWELS
      ------------------                            ------------------
                                                    Albert A. Cauwels
                                                        Secretary