Form 10-Q
period 2000-12-31
METAL ARTS CO INC
filed 2001-02-27
CIK 320303

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR QUARTER ENDED DECEMBER 31, 2000 COMMISSION FILE NUMBER 0-9998


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
THE NUMBER OF SHARES OF COMMON STOCK, $.01PAR VALUE, OUTSTANDING AT DECEMBER 31, 2000 WAS 7,520,802.











                               PAGE 1 OF 12 PAGES
                           EXHIBIT INDEX IS ON PAGE 2

                          THE METAL ARTS COMPANY, INC.

                                      INDEX




PART I      FINANCIAL INFORMATION:

            Consolidated Condensed Balance Sheets,
            December 31, 2000 and June 30, 2000.                         4 and 5

            Consolidated Condensed Statements of Operations,
            six months ended December 31, 2000 and 1999.                       6

            Consolidated Condensed Statement of Cash Flows, six months ended December 31, 2000 and 1999.
                                                                               7

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

                          PART I FINANCIAL INFORMATION





                          THE METAL ARTS COMPANY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                     ASSETS

                                                         12/31/00     6/30/00
                                                     --------------------------
CURRENT ASSETS
   Cash                                              $    22,983    $    95,349
   Trade accounts receivable - net                       248,608        278,842
   Current portion of due from NYSERDA                    26,358        100,446
   Current portion of deferred tax asset                  43,000         43,000
   Prepaid expenses and other current assets               1,778          1,796
                                                     --------------------------
                                                         342,727        519,433


PROPERTY, PLANT and EQUIPMENT                          1,983,302      1,904,716
   Less accumulated depreciation                        (963,650)      (898,074)
                                                     --------------------------
                                                       1,019,652      1,006,642


OTHER ASSETS
   Due from former shareholder                            21,293          1,554
   Due from NYSERDA, net of current portion               28,363         24,544
   Goodwill                                              219,183        219,183
   Operating rights - net                                 12,730         12,730
   Deferred tax asset, net of current portion            125,000        125,000
   Other assets                                           59,749         41,291
                                                     --------------------------
                                                         466,318        424,302
                                                     --------------------------













TOTAL ASSETS                                         $ 1,828,697    $ 1,950,377
                                                     ==========================




                          THE METAL ARTS COMPANY, INC.
                     CONSOLIDATED CONDENSED BALANCED SHEETS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                       12/31/00       6/30/00
                                                     --------------------------
CURRENT LIABILITIES
  Accounts payable - trade                           $   561,522        667,244
  Accrued expenses                                         6,457          5,833
  Accrued payroll and related taxes                      123,749        107,106
  Current portion of capital lease obligations            60,180         60,180
  Due to shareholder                                      21,070         11,070
  Current portion of long - term debt                    231,849        231,944
                                                     --------------------------
                                                       1,004,827      1,083,377

LONG - TERM LIABILITIES
 Other long - term liability                             243,222        243,222
 Capital lease obligations, net of current portion        51,674        136,318
                                                     --------------------------
                                                         294,896        379,540


STOCKHOLDERS' EQUITY
  Common stock - $.01 par value,
  15,000,000 shares authorized;
  Issued and outstanding: 7,620,802 and
  7,520,802 at December 31, 2000 and
  June 30, 2000, respectively
                                                          76,208         75,208
  Treasury Stock                                         (25,000)             0
  Paid - in capital in excess of par value             2,482,984      2,458,984
  Accumulated deficit                                 (2,005,218)    (2,046,732)
                                                     --------------------------
                                                         528,974        487,460
                                                     --------------------------






TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $1,828,697      $1,950,377
                                                     ==========================




                          THE METAL ARTS COMPANY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
--------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                     DECEMBER 31,                      DECEMBER 31,
                                                 2000           1999            2000        1999


SALES - Net                                 $   462,725    $   468,426    $   962,052    $   822,830

COST OF SALES                                  (314,873)      (375,635)      (723,504)      (646,261)
                                            --------------------------------------------------------


GROSS MARGIN                                    147,852         92,791        238,548        176,569

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      (160,410        (70,678)      (220,968)      (123,298)
                                            --------------------------------------------------------


OPERATING INCOME (LOSS)                         (12,558)        22,113         17,580         53,271

INTEREST EXPENSE                                (15,762)       (21,555)       (29,352)       (46,528)
INTEREST INCOME                                     192              0            425              3
MISCELLANEOUS INCOME                             19,739              0         19,739              0
R&D EQUIPMENT FUNDING                            15,965         85,400         33,122         85,400
MINORITY INTEREST IN INCOME
  OF SUBSIDIARY                                       0         (9,000)             0        (14,700)
                                            --------------------------------------------------------
                                                 20,134         54,845         23,934         24,175
                                            --------------------------------------------------------


NET INCOME (LOSS) FOR PERIOD                $     7,576    $    76,958    $    41,514    $    77,446
                                            --------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                   7,520,802      7,520,802      7,545,803      7,520,802

EARNINGS PER SHARE OF
  COMMON STOCK:
         Net income (loss) for the period   $      0.00    $      0.01    $      0.01    $      0.01
                                            --------------------------------------------------------


                          THE METAL ARTS COMPANY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
--------------------------------------------------------------------------------
                                                             SIX MONTHS ENDED
                                                               DECEMBER 31,
                                                             2000        1999
                                                         ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period                       $  41,514    $  77,446

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
CASH PROVIDED BY OPERATING ACTIVITIES
  Depreciation and amortization                             65,576       46,200
  Minority interest in income of subsidiary                      0       14,700
  Change in operating accounts:
    Accounts receivable                                    100,503     (114,344)
    Prepaid expenses and other                             (18,440)      (3,198)
    Accounts payable                                      (105,722)      48,423
    Accrued expenses                                           624          (40)
    Accrued payroll and commissions                         16,643        6,969
                                                         ----------------------
                                                           100,698       76,156

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                     (78,586)     (48,694)
  Purchase of treasury stock                               (25,000)           0
                                                         ----------------------
  Proceeds of advance from shareholder                      10,000        1,500
  Advance to former shareholder                            (19,739)           0
                                                         ----------------------
                                                          (113,325)     (47,194)

CASH FLOWS FINANCING ACTIVITIES -
        Payments on long-term debt                         (59,739)     (34,061)
                                                         ----------------------
                                                           (59,739)     (34,061)

NET INCREASE IN CASH                                       (72,366)      (5,099)
CASH - BEGINNING                                            95,349       17,656
                                                         ----------------------

CASH - ENDING                                            $  22,983    $  12,557
                                                         ----------------------


SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for Interest expense                         $  29,352    $  46,528
                                                         ----------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

   Repayment of debenture                                $  25,000    $       0
   Issuance of common stock                                (25,000)           0
                                                         ----------------------
   Cash paid to retire debenture                         $       0    $       0
                                                         ----------------------

                          THE METAL ARTS COMPANY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS









1. These statements should be read in conjunction with the audited financial statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the fiscal year ended June 30, 2000. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments of a normal recurring nature necessary for the fair presentation of the Company's financial position as of December 31, 2000 and the results of operations for the six months ended December 31, 2000 and 1999.



2. The results of operations for the six months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.



3. Earnings (loss) per share of common stock are computed on the weighted average number of shares outstanding during the six months ended December 31, 2000 and 1999. The weighted average number of shares outstanding at the end of each period is determined by totaling the number of shares outstanding at the end of each month in the period and dividing the sum by the number of months in the period.

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

On August 12, 1998, the company signed an additional agreement with NYSERDA to demonstrate the Microsmooth(R) process on aluminum automobile wheels. This contract also includes funding from the US Department of Energy with the Aluminum Company of America (ALCOA) as a strategic partner in the effort. The funding from NYSERDA and US DOE totals $640,000. In addition, ALCOA has pledged $100,000 of in-kind material, services and cash. To date the company has received $584,846 and $10,000 from Alcoa on this contract.

OPERATING ACTIVITIES

Coating Technology has shown stronger results from FY 2000 in sales and operating earnings. Cash flow was adequate to provide for the acquisition of capital equipment and provide the working capital necessary to run the business.

Through the first six months of fiscal year 2001, Coating Technology operated profitably with sufficient resources to sustain operations.

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

                          THE METAL ARTS COMPANY, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

B.       RESULTS OF OPERATIONS:
         The following table illustrates the major components of consolidated net sales and net income (loss).


                                                         SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                      2000              1999
                                                    ---------------------------


CONSOLIDATED NET SALES
Metal Arts                                          $       0         $       0
Coating Technology                                    962,000           823,000
                                                    ---------------------------
                                                    $ 962,000         $ 823,000
                                                    ===========================

CONSOLIDATED NET INCOME (LOSS)
Metal Arts                                          ($ 25,500)        $  43,000
Minority Interest                                           0           (15,000)
Coating Technology                                     67,000            49,000
                                                    ---------------------------
                                                    $  41,500         $  77,000
                                                    ===========================


THE METAL ARTS COMPANY, INC.

The net sales for the Company for the six (6) months ended December 31, 2000 were $0 compared with $0 in the previous year. The Company showed a loss of $25,500 versus a profit of $43,000 in the previous year.

COATING TECHNOLOGY, INC.

Coating Technology's sales for the six (6) months ended December 31, 2000 were $962,000 as compared with $823,000 in the previous year. The Company showed a profit of $67,000 as compared with a profit of $49,000 in the previous year.

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


                                                    THE METAL ARTS COMPANY, INC.


Date: FEBRUARY 15, 2001                             /S/ STANLEY J. DAHLE
      -------------------                           --------------------
                                                    Stanley J. Dahle
                                                    President

Date: FEBRUARY 15, 2001                             /S/ ALBERT A. CAUWELS
      ------------------                            ---------------------
                                                    Albert A. Cauwels
                                                    Secretary