Form 10-K/A
period 2000-06-30
METAL ARTS CO INC
filed 2001-04-30
CIK 320303

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
           (Mark One)

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
                                   --------

                          THE METAL ARTS COMPANY, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW YORK                                        06-0945588
----------------------------------             --------------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                        Identification No.)

800 ST. PAUL ST., ROCHESTER, NEW YORK                      14605
-------------------------------------             -------------------------
  (Address of principal executive offices)                (Zip Code)

                                 (716) 546-7170
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                  ON WHICH REGISTERED
           -------------------                  -------------------

                  NONE
                  ----




           Securities registered pursuant to Section 12(g) of the Act:


                                      NONE
                                     -----
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

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors and Stockholders
The Metal Arts Company, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of The Metal Arts Company, Inc. and Subsidiaries as of June 30, 2000 and 1999, and the related consolidated financial statements listed in the accompanying index for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Metal Arts Company, Inc. and Subsidiaries as of June 30, 2000 and 1999, and the results of their operations, changes in their stockholders' equity (deficiency) and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with generally accepted accounting principles.

In our report dated September 24, 2000, our opinion on the June 30, 2000, 1999 and 1998 financial statements was qualified because of the effects of not consolidating the Company's Bastian subsidiary. As explained in Note 3, the Company has restated its June 30, 2000, 1999 and 1998 financial statements to include its Bastian subsidiary as required by generally accepted accounting principles. Accordingly, our present opinion on the June 30, 2000, 1999 and 1998 financial statements, as presented herein, differs from that previously expressed.

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





September 24, 2000, except as to the fourth paragraph above and Note 3, which are as of January 10, 2001



                  THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                           Consolidated Balance Sheets
                             June 30, 2000 and 1999

                                     ASSETS
                                     ------

                                                                         2000         1999
                                                                         ----         ----

CURRENT ASSETS

     Cash                                                            $   71,800   $    7,343
     Accounts receivable, trade - less allowance for uncollectible
           accounts of $35,000 in 2000 and 1999                         386,203      304,912
     Due from NYSERDA, current portion                                  100,446       30,049
     Inventory                                                           43,009       43,009
     Stock subscription receivable                                         --          7,500
     Prepaid expenses and other current assets                            4,696       15,787
     Deferred tax asset - less valuation allowance of $74,500 in
          2000 and $27,300 in 1999                                       43,000        7,400
                                                                     ----------   ----------
                                                                        649,154      416,000
                                                                     ----------   ----------


PROPERTY, PLANT AND EQUIPMENT                                         4,093,217    3,658,917
     Less: Accumulated depreciation and amortization                  2,887,670    2,691,083
                                                                     ----------   ----------
                                                                      1,205,547      967,834
                                                                     ----------   ----------


OTHER ASSETS

     Due from shareholder                                                 1,554        1,554
     Due from NYSERDA, long-term portion                                 24,544       14,108
     Cash value of life insurance                                          --         11,034
     Operating rights, net of accumulated amortization of
          $7,370 in 2000 and $6,030 in 1999                              12,730       14,070
     Other assets                                                        42,941       37,075
     Deferred tax asset - less valuation allowance of $555,500
          in 2000 and $618,300 in 1999                                  125,000      167,100
      Goodwill - net of accumulated amortization of $230,008
          in 2000 and $203,752 in 1999                                  428,429      219,846
                                                                     ----------   ----------
                                                                        635,198      464,787
                                                                     ----------   ----------


                                                                     $2,489,899   $1,848,621
                                                                     ==========   ==========




                 The accompanying Notes to Financial Statements
                      are an integral part these statements



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

                                                                         2000         1999
                                                                         ----         ----
CURRENT LIABILITIES
     Current portion of long-term debt                               $  467,700   $  598,856
     Current portion of capital lease obligations                        60,180       50,981
     Accounts payable, trade                                          1,020,036      818,790
     Accrued expenses                                                   469,024      503,265
     Accrued payroll and related taxes                                  471,687      455,694
     Due to shareholder                                                  11,070       23,500
                                                                     ----------   ----------
                                                                      2,499,697    2,451,086
                                                                     ----------   ----------

LONG-TERM LIABILITIES

     Long-term debt, net of current portion                                --         15,233
     Capital lease obligations, net of current portion                  136,318      197,019
     Other long-term liability                                          243,222      243,222
                                                                     ----------   ----------
                                                                        379,540      455,474
                                                                     ----------   ----------

MINORITY INTEREST IN SUBSIDIARY                                            --        100,461
                                                                     ----------   ----------

STOCKHOLDERS' EQUITY (DEFICIENCY)

     Common stock - $.01 par value, 15,000,000 shares
          authorized:  7,520,802 shares issued and outstanding
          in 2000 and 1999                                               75,208       75,208
     Paid-in capital in excess of par value                           2,458,984    2,458,984
     Accumulated deficit                                             (2,923,530)  (3,692,592)
                                                                     ----------   ----------
                                                                       (389,338)  (1,158,400)
                                                                     ----------   ----------

                                                                     $2,489,899   $1,848,621
                                                                     ==========   ==========





                  THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                      Consolidated Statements of Operations
                For the Years Ended June 30, 2000, 1999 and 1998


                                                    2000            1999          1998
                                                    -----           -----         ----

NET SALES                                        $ 2,698,414    $ 2,382,385    $ 2,923,912

COST OF GOODS SOLD                                 2,209,169      1,958,245      2,255,372
                                                 -----------    -----------    -----------

GROSS PROFIT                                         489,245        424,140        668,540
                                                 -----------    -----------    -----------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         683,786        626,335        775,319
RESEARCH AND DEVELOPMENT                               7,626          3,572
                                                 -----------    -----------    -----------
                                                                               -----------
                                                     683,786        633,961        778,891
                                                 -----------    -----------    -----------

LOSS FROM OPERATIONS                                (194,541)      (209,821)      (110,351)
                                                 -----------    -----------    -----------

OTHER INCOME (EXPENSE)

     Life insurance proceeds                         690,297           --             --
     Write-off of liabilities                         46,156        100,942           --
     NYSERDA reimbursement                           315,076           --           17,667
     Interest expense                                (69,011)       (80,573)       (47,589)
     Interest income                                   2,710             82            745
     Minority interest in income of subsidiary       (14,700)        35,440          6,280
                                                 -----------    -----------    -----------

                                                     970,528         55,891        (22,897)
                                                 -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                    775,987       (153,930)      (133,248)

PROVISION FOR INCOME TAXES                             6,925          2,575         14,975
                                                 -----------    -----------    -----------

NET INCOME (LOSS) FOR THE YEAR                   $   769,062    $  (156,505)   $  (148,223)
                                                 ===========    ===========    ===========

EARNINGS PER SHARE OF COMMON STOCK               $       .10    $      (.02)   $      (.02)
                                                 ===========    ===========    ===========










                 The accompanying Notes to Financial Statements
                      are an integral part these statements


                  THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES
                  ---------------------------------------------

     Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
                For the Years Ended June 30, 2000, 1999 and 1998



                                                             COMMON STOCK
                                                             ------------
                                                     NUMBER
                                                       OF
                                                     SHARES               AMOUNT
                                                     ------               ------
Balance at June 30, 1997                              7,407,402         $   74,074
Prior period adjustment                                       -               -
                                                 ---------------        ----------

Balance at June 30, 1997, restated                    7,407,402             74,074
Shares issued in payment of liabilities                 113,400              1,134

Net loss for the year                                         -                 -
                                                 ----------------       ----------
Balance at June 30, 1998                              7,520,802             75,208
Net loss for the year                                         -                 -
                                                 ----------------       ----------

Balance at June 30, 1999                              7,520,802             75,208
Net income for the year                                       -                 -
                                                 ---------------       -----------

Balance at June 30, 2000                              7,520,802         $   75,208
                                                 ===============       ============





                 The accompanying Notes to Financial Statements
                    are an integral part of these statements


                                              PAID-IN                               TOTAL
                                             CAPITAL IN                         STOCKHOLDERS'
                                             EXCESS OF         ACCUMULATED          EQUITY
                                             PAR VALUE           DEFICIT         (DEFICIENCY)
                                             ---------           -------         ------------

Balance at June 30, 1997                      $ 2,407,188    $ (2,506,893)      $  (25,631)
Prior period adjustment                                -         (880,971)        (880,971)
                                        -----------------      ------------     -------------

Balance at June 30, 1997, restated              2,407,188      (3,387,864)        (906,602)
Shares issued in payment of liabilities            51,796                -           52,930
                                                       -         (148,223)        (148,223)
Net loss for the year                   -----------------      ------------     ------------

Balance at June 30, 1998                        2,458,984      (3,536,087)      (1,001,895)
Net loss for the year                                  -         (156,505)        (156,505)
                                        -----------------      ------------     ------------

Balance at June 30, 1999                        2,458,984      (3,692,592)      (1,158,400)
Net income for the year                                -          769,062          769,062
                                        -----------------      ------------     ------------

Balance at June 30, 2000                     $ 2,458,984     $ (2,923,530)     $  (389,338)
                                        =================    =============     ============




                  THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                      Consolidated Statements of Cash Flows
                For the Years Ended June 30, 2000, 1999 and 1998
                                                              2000        1999        1998
                                                              ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss) for the year                        $ 769,062    $(156,505)   $(148,223)
     Adjustments to reconcile net income (loss) to net
cash provided by operating activities

               Depreciation and amortization                 224,183      173,945      148,481
               Deferred income taxes                           6,500        1,600       14,000
               Minority interest in income of subsidiary      14,700      (35,440)      (6,280)
               Life insurance proceeds                      (701,331)        --           --
              Change in operating accounts
                    Accounts receivable                     (162,124)      22,037        2,802
                    Stock subscription receivable              7,500         --           --
                    Inventory                                   --        (22,957)        --
                    Prepaid expenses                          11,091       11,187       (8,440)
                    Other assets                              (5,866)         602       (7,134)
                    Accounts payable                         201,246      163,550      100,969
                    Accrued expenses                         (34,241)     (63,966)      99,970
                    Accrued payroll and related taxes         15,993       51,321       50,647
                                                           ---------    ---------    ---------
                                                             346,713      145,374      246,792
                                                           ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES

     Acquisition of goodwill                                (234,839)        --           --
     Acquisition of minority interest in subsidiary         (115,161)        --           --
     Decrease (increase) in cash value of life insurance     712,365       (3,141)        --
     Capital expenditures                                   (434,300)    (137,813)    (123,863)
     Advances to shareholder                                  18,180       (6,725)
                                                           ---------    ---------    ---------
                                                                                     ---------
                                                             (71,935)    (122,774)    (130,588)
                                                           ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

     Advances from (repayments to) shareholder               (12,430)      10,500       13,000
     Proceeds from long-term debt                               --           --         50,000
     Payments on long-term debt                             (146,389)     (20,001)    (188,524)
     Payments on capital lease obligations                   (51,502)     (39,009)     (10,668)
                                                           ---------    ---------    ---------
                                                            (210,321)     (48,510)    (136,192)
                                                           ---------    ---------    ---------

INCREASE (DECREASE) IN CASH                                   64,457      (25,910)     (19,988)




                 The accompanying Notes to Financial Statements
                    are an integral part of these statements


                                                                2000        1999        1998
                                                                ----        ----        ----

CASH, BEGINNING                                                   7,343    33,253      53,241
                                                            -----------   -------   ---------
CASH, ENDING                                                $    71,800   $ 7,343   $  33,253
                                                            ===========   =======   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Cash paid during the year for interest                $    71,111   $82,464   $  45,739
                                                            ===========   =======   =========
     Cash paid during the year for income taxes             $      --     $   650   $   7,134
                                                            ===========   =======   =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES


     Issuance of common stock                               $      --     $  --     $  52,930
     Payment of liabilities                                        --        --       (35,260)
     Payment of prepaid expenses                                   --        --       (10,170)
     Stock subscription receivable                                 --        --        (7,500)
                                                            -----------   -------   ---------
                                                            $      --     $  --     $    --
                                                            ===========   =======   =========

     Acquisition of property and equipment
          by issuance of capital lease                      $      --     $99,547   $ 198,131
                                                            ===========   =======   =========




                                        9
                  THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                   Notes to Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998

1.         BUSINESS DESCRIPTION
           --------------------

           The Company and its subsidiaries are primarily engaged in the surface coatings and enhancement business and in the manufacture and sale of automobile identification products, employee recognition and identification products, medallions, tokens, plaques, emblematic jewelry, identification and convention badges, belt buckles and cloisonne products. Customers, substantially all of whom are manufacturers, are located primarily in Western New York.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           ------------------------------------------

           PURCHASE OF MINORITY INTEREST
           -----------------------------

           On January 1, 2000 the Company purchased the 30% minority interest in its subsidiary, Coating Technology. The total cost of the acquisition was $350,000 which exceeded the minority interest at the time by $234,839.

           PRINCIPLES OF CONSOLIDATION
           ---------------------------

           The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Coating Technology, Inc. and its 89% owned subsidiary, The Bastian Company, Inc. All material intercompany items have been eliminated in consolidation.

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

           INVENTORY
           ---------

           Inventories are valued at the lower of cost (first-in, first-out method) or market.

           PROPERTY, PLANT AND EQUIPMENT
           -----------------------------

           Property, plant and equipment are carried at cost. Depreciation is computed on the straight-line method over a period of 5 to 39 years. Accelerated methods are used for tax purposes by Coating Technology, Inc.

                                       10
                  THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998


2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
           ------------------------------------------

           GOODWILL
           --------

           Goodwill from the purchase of The Bastian Company, Inc. is being amortized over a 40-year period using the straight-line method. Goodwill from the purchase of the minority interest in Coating Technology, Inc. is being amortized over a 15-year period using the straight-line method.

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

           RECLASSIFICATIONS
           -----------------

           Certain reclassifications have been made to the 1999 financial statements. The reclassifications do not affect 1999 net income as originally reported.

3.         PRIOR PERIOD ADJUSTMENT
           -----------------------

           On June 7, 1995, the Company's Board of Directors approved the spin-off of its 89% owned subsidiary, The Bastian Company, Inc., in the form of a stock dividend to the Company's stockholders of record as of June 30, 1995. As of June 30, 2000, Bastian had not filed a registration statement with the Securities and Exchange Commission to register the Bastian common shares pursuant to the Securities Exchange Act of 1934. Therefore, the Company had not completed the pro rata distribution of the Bastian common shares and, as such, Bastian was still technically a subsidiary of the Company.

                  THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                   Notes to Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998

3.         PRIOR PERIOD ADJUSTMENT (Continued)
           -----------------------

           The previously issued consolidated financial statements did not include the accounts of The Bastian Company, Inc. as required by generally accepted accounting principles. The Company believed that not consolidating the subsidiary provided for a more meaningful presentation of continuing operations.

           As required by generally accepted accounting principles, the Company has restated the financial statements for June 30, 2000, 1999 and 1998 to include its 89% owned subsidiary.

           Retained earnings as of June 30, 1997 have been adjusted to consolidate the prior years' net loss of The Bastian Company, Inc.

           See SUBSEQUENT EVENTS.
               -----------------

4.         DUE FROM NYSERDA
           ----------------

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

5.         INVENTORY
           ---------

           Inventories consist of the following:

                                             2000                 1999
                                             ----                 ----

                   Work-in-process        $     20,092        $     20,052
                   Finished goods               22,917              22,957
                                         -------------       -------------

                                          $     43,009        $     43,009
                                          ============        ============

                  THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                   Notes to Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998

6.         PROPERTY, PLANT AND EQUIPMENT
           -----------------------------

           Property, plant and equipment consists of the following:

                                             2000                 1999
                                             ----                 ----

             Leasehold improvements       $     258,078         $   258,078
             Machinery and equipment          3,719,540           3,299,706
             Furniture and fixtures             103,841             101,133
             Vehicles                            11,758                   -
                                          -------------          ----------

                                             $4,093,217          $3,658,917
                                          =============          ==========

           Depreciation and amortization expense for each of the three years in the period ended June 30, 2000 was $196,587, $156,694 and $131,230, respectively.

7.         LONG-TERM DEBT
           --------------

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



                  THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                   Notes to Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998

7.   LONG-TERM DEBT (Continued)
     --------------


                                                                                 2000                 1999
                                                                                 ----                 ----
     Various notes payable by The Bastian Company, Inc. to the City of
     Geneva due in monthly payments of $4,975, including interest from 5%
     to 6%. The notes are secured by a general lien on equipment, accounts receivable and inventory and are guaranteed by the officers of The
     Bastian Company, Inc. At June 30, 2000, the Company was in default on
     payment of these notes (see SUBSEQUENT EVENTS).                              215,756             215,756

     Demand note payable to a related party.  The note is unsecured
     and bears interest at 8%.                                                     20,000              20,000
                                                                          ---------------        ------------
                                                                                  467,700             614,089
     Less:  Current portion                                                       467,700             598,856
                                                                          ---------------        ------------

     Long-term debt, net of current portion                             $               -        $     15,233
                                                                        =================        ============

     The aggregate maturities for all long-term borrowings as of June 30, 2000 are as follows:

                                    YEAR            AMOUNT
                                    ----            ------

                                    2001         $   467,700
                                                 ===========

8.   CAPITAL LEASE OBLIGATIONS

     The Company maintains various machinery and equipment held under capital lease obligations as follows:


                                                                                  2000           1999
                                                                                  ----           ----

     Various capital lease obligations due in monthly installments ranging from $118 to $1,738, including interest ranging from 14.5% to 17.7%
     through January, 2004.  Machinery and equipment are collateral
     to the leases.                                                            $   196,498   $   248,000

     Less amount due within one year                                                60,180        50,981
                                                                             -------------   -----------

     Amount due after one year                                               $     136,318   $   197,019
                                                                             =============   ===========


                  THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                   Notes to Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998

8.         CAPITAL LEASE OBLIGATIONS (Continued)
           -------------------------

           Minimum lease payments for all capital leases as of June 30, 2000 are as follows:

                      YEAR            AMOUNT
                      ----            ------

                      2001         $     86,052
                      2002               86,052
                      2003               63,749
                      2004                8,003
                                 --------------
    Total minimum lease payments        243,856
    Less:  Amount representing
       interest and sales tax            47,358
                                 --------------

     Present value of net minimum
        lease payments              $   196,498
                                 ==============

    Assets held under capital leases are as follows:

                                          2000            1999
                                          ----            ----

     Machinery and equipment           $   297,678      $   297,678
     Less:  Accumulated depreciation        65,220           35,452
                                       -----------      -----------

                                       $   232,458      $   262,226
                                       ===========      ===========

9.         OTHER LONG-TERM LIABILITY
           -------------------------

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

10.        INCENTIVE STOCK OPTION PLAN
           ---------------------------

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

                  THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                   Notes to Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998

11.        COMMON STOCK AND STOCK WARRANTS
           -------------------------------
           During the year ended June 30, 1995, the Company issued convertible subordinated debentures. These debentures are redeemable by the Company upon at least 30 days notice at any time after December 30, 1995, and will be convertible into common shares of the Company. The holders of the debentures may convert the debentures into common shares of the Company at any time prior to 5:00 pm on June 30, 2001.

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

12.        MINORITY INTEREST
           -----------------

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

           No minority interest is recognized for The Bastian Company, Inc. due to its shareholder's deficiency.

13.        SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK
           ------------------------------------------------------

           During the year ended June 30, 2000, Coating Technology, Inc. had one customer who accounted for 12% of consolidated sales. During the year ended June 30, 2000, The Bastian Company, Inc. had one customer who accounted for 15% of consolidated sales.

                  THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                   Notes to Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998

13.        SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK (Continued)
           ------------------------------------------------------

           During the year ended June 30, 1999, Coating Technology, Inc. had one customer who accounted for 11% of consolidated sales. During the year ended June 30, 1999, The Bastian Company, Inc. had one customer who accounted for 21% of consolidated sales.

           During the year ended June 30, 1998, The Bastian Company, Inc. had one customer who accounted for 18% of consolidated sales.

           The Company grants credit to its customers, substantially all of whom are manufacturers located in Western New York. Two Coating Technology, Inc. customers comprised 30% of accounts receivable at June 30, 2000. One Coating Technology, Inc. customer comprised 12% and 13% of accounts receivable at June 30, 2000 and 1999, respectively.

14.        INCOME TAXES
           ------------

           Provision for income taxes was determined as follows:

                                                                      2000                1999                 1998
                                                                      ----                ----                 ----

           Loss before income taxes                                  $ 775,987            $(153,930)          $(133,248)
           Excess tax depreciation                                     (38,466)             (18,439)              2,190
           State income tax                                               (425)                (975)               (975)
           Minority interest in income of subsidiary                    14,700              (35,440)             (6,280)
           Net operating loss carryforward (utilized)                  (79,938)             193,111             100,343
           Life insurance proceeds                                    (690,297)                   -                   -
           Other                                                        18,439               15,673              39,975
                                                               ---------------      ---------------         -----------

           Federal taxable income                              $             -      $             -         $     2,005
                                                               ===============      ===============         ===========

           Federal statutory income tax                        $             -      $             -        $        301
           Federal alternative minimum tax credit                            -                    -                (301)
           State income tax                                                425                  975                 975
           Deferred                                                      6,500                1,600              14,000
                                                               ---------------      ---------------         -----------

           Provision for income taxes                          $         6,925          $     2,575         $    14,975
                                                               ===============      ===============         ===========




           Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 (FASB 109), "Accounting for Income Taxes" requires that an asset be recorded for the expected realizable value of net operating loss carryforwards and tax credits and a corresponding valuation allowance for the amount of tax benefits not expected to be realized.

                  THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                   Notes to Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998

14.        INCOME TAXES (Continued)
           ------------

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

           At June 30, 2000, the Company has the following net operating loss deduction carryforwards available for federal income tax purposes:

                     YEAR OF
                   EXPIRATION              AMOUNT
                   ----------              ------
                     2003               $   521,466
                     2005                   262,697
                     2009                   139,202
                     2010                   525,264
                     2011                   152,000
                     2012                   124,000
                     2013                   109,000
                     2019                   269,000
                                       ------------
                                         $2,102,629

           $1,227,787 of the net operating loss carryforward is attributable to The Bastian Company, Inc. See SUBSEQUENT EVENTS.
                                          -----------------

           Coating Technology, Inc. has approximately $102,000 of New York State investment tax credit carryforwards that expire in various years from 2004 to 2015 and federal and New York State alternative minimum tax credit carryforwards of approximately $5,300.

           Deferred income taxes consist of:


                                                            2000                 1999
                                                            ----                 ----
           Assets
                NOL carryforward                        $   758,600         $   776,100
                Federal tax credit carryforwards                  -               1,000
                NYS tax credit carryforwards                107,300             103,100
                Allowance for doubtful accounts               2,200               2,200
                Valuation allowance                        (630,000)           (645,600)
                                                       ------------        ------------
           Net deferred tax assets                          238,100             236,800
           Liabilities
                Accelerated depreciation                     70,100              62,300
                                                       ------------       -------------

                                                        $   168,000         $   174,500
                                                        ===========         ===========

                  THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                   Notes to Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998

14.        INCOME TAXES (Continued)
           ------------

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

                                                2000                  1999
                                                ----                  ----

            Net current deferred tax asset    $     43,000       $       7,400
            Net long-term deferred tax asset       125,000             167,100
                                              ------------        ------------

                                              $    168,000       $     174,500
                                              ============       =============

15.        COMMITMENTS
           -----------

           The Bastian Company, Inc. has a month to month lease with the City of Geneva. In addition to the monthly rental in the amount of $4,355, the Company is also responsible for its use of water and electricity.

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

                        YEAR                         AMOUNT
                        ----                         ------

                        2001                     $     71,496
                        2002                           71,496
                        2003                           71,496
                        2004                           71,496
                        2005                           71,496
                        Thereafter                    119,160
                                                 ------------
                                                  $   476,640
                                                  ===========

           Consolidated rent expense for each of the years ended June 30, 2000, 1999 and 1998 was approximately $123,762, $193,222 and $214,735, respectively.

           During the year ended June 30, 1995, the Company entered into a royalty agreement in conjunction with the purchase of the operating rights to a new chemical process. The agreement requires royalty payments of 2% of gross sales of the new chemical process throughout the former owner's lifetime. As of June 30, 2000, no royalties were due under this agreement.

                  THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                   Notes to Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998

15.        COMMITMENTS (Continued)
           -----------

           In addition, the Company entered into a licensing agreement for an existing chemical process. The agreement requires licensing fees equal to 50% of the Company's net profit on sales of this process. As of June 30, 2000, no fees were due under this agreement.

16.        BENEFIT PLAN
           ------------

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

17.        TRANSACTIONS WITH RELATED PARTIES
           ---------------------------------

           Amounts due to/from shareholder do not bear interest, are unsecured and have no fixed repayment terms.

18.        SUBSEQUENT EVENTS
           -----------------
           On August 23, 2000, the Company transferred its shares of The Bastian Company, Inc. There was no gain or loss on this transaction. Therefore, as of that date Bastian is no longer a subsidiary of The Metal Arts Company, Inc. If the sale had occurred on June 30, 2000, the consolidated balance sheet would have been as follows:



                                                                    AS REPORTED            PROFORMA
                                                                        IN                ADJUSTMENTS
                                                                   ACCOMPANYING               FOR               PROFORMA
                                                                     FINANCIAL            SUBSEQUENT             BALANCE
                                                                    STATEMENTS              EVENTS                SHEET

           Total current assets                                      $   649,154         $   (129,721)        $   519,433
           Total property, plant and equipment (net)                   1,205,547             (198,905)          1,006,642
           Total other assets                                            635,198             (210,896)            424,302
                                                                    ------------                             ------------
                     Total assets                                     $2,489,899                               $1,950,377
                                                                      ==========                               ==========

           Total current liabilities                                  $2,499,697          $(1,416,320)         $1,083,377
           Total non-current liabilities                                 379,540                    -             379,540
           Total shareholder's equity (deficit)                         (389,338)             876,798             487,460
                                                                    ------------                             ------------
                     Total liabilities and shareholder's equity       $2,489,899                               $1,950,377
                                                                     ===========                             ============


                  THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES
                  ---------------------------------------------



                      SCHEDULE II - AMOUNTS RECEIVABLE FROM
                        RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                For the Years Ended June 30, 2000, 1999 and 1998

                                       BALANCE AT                                                         BALANCE
                                        BEGINNING                           AMOUNTS        AMOUNTS         AT END
NAME OF DEBTOR                           OF YEAR          ADDITIONS         COLLECTED     WRITTEN OFF     OF YEAR
--------------                           -------          ---------         ---------     -----------     -------

June 30, 2000
N/A                                      $     -            $    -           $    -       $    -           $    -
                                         ========           =======          =======      =======          ======

June 30, 1999
N/A                                      $     -            $    -           $    -       $    -           $    -
                                         ========           =======          =======      =======          ======

June 30, 1998
N/A                                      $     -            $    -           $    -       $    -           $    -
                                         ========           =======          =======      =======          ======



                  THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                For the Years Ended June 30, 2000, 1999 and 1998

                                               BALANCE AT                                  BALANCE
                                               BEGINNING       ADDITIONS                    AT END
CLASSIFICATION                                 OF YEAR         AT COST      RETIREMENTS    OF YEAR
--------------                                 ----------      ---------    ------------    -------

June 30, 2000

     Leasehold improvements                       $  258,078   $   --     $     --     $  258,078
     Machinery and equipment                       3,299,706    419,834         --      3,719,540
     Furniture and fixtures                          101,133      2,708         --        103,841
     Vehicles                                             --     11,758         --         11,758
                                                  ----------   ----------   ---------   ----------

                                                  $3,658,917   $  434,300   $    --     $4,093,217
                                                  ==========   ==========   =========   ==========

June 30, 1999

     Leasehold improvements                       $  258,078   $   --     $     --     $  258,078
     Machinery and equipment                       3,067,431    232,275         --      3,299,706
     Furniture and fixtures                           96,048      5,085         --        101,133
                                                  ----------   ----------   ---------   ----------


                                                  $3,421,557   $  237,360   $    --     $3,658,917
                                                  ==========   ==========   =========   ==========

June 30, 1998

     Leasehold improvements                       $  250,801   $  7,277   $     --     $  258,078
     Machinery and equipment                       2,755,690    311,741         --      3,067,431
     Furniture and fixtures                           93,072      2,976         --         96,048
-----------------------------------------------   ----------   --------   ----------   ----------

                                                  $3,099,563   $  321,994   $    --     $3,421,557
                                                  ==========   ==========   ==========   =========



                  THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES
                  ---------------------------------------------

           SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                          PROPERTY, PLANT AND EQUIPMENT

                For the Years Ended June 30, 2000, 1999 and 1998



                                             ADDITIONS
                              BALANCE AT     CHARGED TO                  BALANCE
                              BEGINNING      COSTS AND                   AT END
        CLASSIFICATION           YEAR        EXPENSES     RETIREMENTS    OF YEAR
        --------------           ----        --------     -----------    -------

June 30, 2000

     Leasehold improvements   $    67,512   $    9,915   $     --     $   77,427
     Machinery and equipment    2,544,245      174,795         --      2,719,040
     Furniture and fixtures        79,326        9,526         --         88,852
     Vehicles                        --          2,351         --          2,351
                                ---------    ----------   ----------   ----------

                              $ 2,691,083   $  196,587   $     --     $2,887,670
                              ===========    ==========   ==========   ==========

June 30, 1999

     Leasehold improvements    $   57,059   $   10,453   $     --     $   67,512
     Machinery and equipment    2,409,023      135,222         --      2,544,245
     Furniture and fixtures        68,307       11,019          --        79,326
                              -----------   ----------   ----------   ----------

                               $2,534,389   $  156,694   $     --     $2,691,083
                               ==========   ==========   ==========   ==========

June 30, 1998

     Leasehold improvements    $   47,030   $   10,029   $     --     $   57,059
     Machinery and equipment    2,299,304      109,719         --      2,409,023
     Furniture and fixtures        56,825       11,482         --         68,307
                               ----------   ----------   ----------   ----------

                               $2,403,159  $  131,230   $     --     $2,534,389
                               ==========  ==========   ==========   ==========


                  THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES
                  ---------------------------------------------

          SCHEDULE VII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                For the Years Ended June 30, 2000, 1999 and 1998



                                                                 ADDITIONS
                                                   BALANCE AT    CHARGED TO                    BALANCE
                                                    BEGINNING     COSTS AND                    AT END
DESCRIPTION                                          OF YEAR      EXPENSES        DEDUCTIONS   OF YEAR
-----------                                          -------      --------        ----------   -------
Allowance for doubtful
accounts - deducted from
accounts and notes receivable
in the balance sheet
June 30, 2000                                        $ 35,000     $     -          $     -      $ 35,000
                                                     =========    ========         ========     ========

June 30, 1999                                        $ 35,000     $     -          $     -      $ 35,000
                                                     =========    ========         ========     ========

June 30, 1998                                        $ 35,000     $     -          $     -      $ 35,000
                                                     =========    ========         ========     ========




                                       24
                  THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                For the Years Ended June 30, 2000, 1999 and 1998

                                                    ITEM CHARGED TO COSTS AND EXPENSES
                                                    ----------------------------------

                                                2000             1999            1998
                                                ----             ----            ----

Maintenance and repairs                      $   29,938        $    60,400    $      94,581
                                             ===========       ============   =============
Depreciation and amortization of
     Intangible assets, pre-operating
     costs and similar deferrals             $   27,596                 *                *
                                             ===========     ==============   ==============
                                                     *                  *                *
Taxes, other than payroll and income taxes
                                             ===========     ==============   ==============
                                                     *                  *                *
Royalties
                                             ===========     ==============   ==============
                                                     *                  *                *
Advertising costs
                                             ===========     ==============   ==============
                                                     *                  *                *

*Less than 1% of total sales


                                     PART I
                                    SIGNATURE

           Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE METAL ARTS COMPANY, INC.


Date:  04-25-01                     By:    STANLEY J. DAHLE
                                           -----------------
                                           Stanley J. Dahle
                                           President and
                                           Chief Executive Officer




           Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                TITLE                            DATE
---------                -----                            ----

STANLEY J. DAHLE         Chairman, President
----------------         Chief Executive Officer          04-25-01
Stanley J. Dahle         and Director