Form 10-Q
period 2001-03-31
METAL ARTS CO INC
filed 2001-05-23
CIK 320303

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR QUARTER ENDED MARCH 31, 2001 COMMISSION FILE NUMBER 0-9998


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
THE NUMBER OF SHARES OF COMMON STOCK, $.01PAR VALUE, OUTSTANDING AT MARCH 31, 2001 WAS 7,520,802.





                               PAGE 1 OF 12 PAGES
                           EXHIBIT INDEX IS ON PAGE 2

                          THE METAL ARTS COMPANY, INC.

                                      INDEX




PART I   FINANCIAL INFORMATION:

         Consolidated Condensed Balance Sheets,
         March 31, 2001 and June 30, 2000.                               4 and 5

         Consolidated Condensed Statements of Operations,
         nine months ended March 31, 2001 and 2000.                            6

         Consolidated Condensed Statement of Cash Flows, nine months ended March 31, 2001 and 2000.
                                                                               7

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

                          PART I FINANCIAL INFORMATION



                          THE METAL ARTS COMPANY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                     ASSETS

                                                          3/31/01     6/30/00
                                                     ---------------------------
CURRENT ASSETS
   Cash                                              $    31,161    $    95,349
   Trade accounts receivable - net                       221,638        278,842
   Due from Shareholder                                  120,304              0
   Current portion of due from NYSERDA                         0        100,446
   Current portion of deferred tax asset                  43,000         43,000
   Prepaid expenses and other current assets               1,778          1,796
                                                     --------------------------
                                                         417,881        519,433


PROPERTY, PLANT and EQUIPMENT                          2,034,650      1,904,716
   Less accumulated depreciation                        (996,650)      (898,074)
                                                     --------------------------
                                                       1,038,000      1,006,642


OTHER ASSETS
   Due from former shareholder                                 0          1,554
   Due from NYSERDA, net of current portion               22,892         24,544
   Goodwill                                              219,183        219,183
   Operating rights - net                                 12,730         12,730
   Deferred tax asset, net of current portion            125,000        125,000
   Other assets                                           51,977         41,291
                                                    --------------------------





TOTAL ASSETS                                         $ 1,887,663    $ 1,950,377
                                                     ==========================



                          THE METAL ARTS COMPANY, INC.
                     CONSOLIDATED CONDENSED BALANCED SHEETS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                         3/31/01       6/30/00
                                                     ---------------------------
CURRENT LIABILITIES
  Accounts payable - trade                           $   574,440    $   667,244
  Accrued expenses                                         6,457          5,833
  Accrued payroll and related taxes                      149,133        107,106
  Current portion of capital lease obligations            60,180         60,180
  Due to shareholder                                      20,874         11,070
  Current portion of long - term debt                    229,793        231,944
                                                     --------------------------
                                                       1,040,877      1,083,377

LONG - TERM LIABILITIES
 Other long - term liability                             243,222        243,222
 Capital lease obligations, net of current portion        41,561        136,318
                                                     --------------------------
                                                         284,783        379,540


STOCKHOLDERS' EQUITY
  Common stock - $.01 par value, 15,000,000
        shares authorized; Issued and
        outstanding: 7,620,802 and 7,520,802
        at March 31, 2001 and June 30, 2000,
        respectively
                                                          76,208         75,208
  Treasury Stock                                         (25,000)             0
  Paid - in capital in excess of par value             2,482,984      2,458,984
  Accumulated deficit                                 (1,972,189)    (2,046,732)
                                                     --------------------------
                                                         562,003        487,460
                                                     --------------------------




TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $1,887,663      $1,950,377
                                                     ==========================



                          THE METAL ARTS COMPANY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
----------------------------------------------------------------------------------------------
                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                               MARCH 31,                       MARCH 31,
                                           2001          2000            2001           2000
                                      --------------------------------------------------------


SALES - Net                           $   423,195    $   417,068    $ 1,385,246    $ 1,239,898

COST OF SALES                            (429,683)      (363,337)    (1,153,187)    (1,009,598)
                                      --------------------------------------------------------


GROSS MARGIN                               (6,488)        53,731        232,059        230,300
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                 (50,100)       (57,188)      (271,066)      (180,484)
RESEARCH AND DEVELOPMENT                        0              0              0              0
                                      --------------------------------------------------------

OPERATING INCOME (LOSS)                   (56,588)        (3,457)       (39,007)        49,816

INTEREST EXPENSE                           (9,481)       (22,267)       (38,833)       (68,795)
INTEREST INCOME                                86            790            511            793
R&D EQUIPMENT FUNDING                           0        144,530         33,122        229,930
MINORITY INTEREST IN INCOME                     0              0              0        (14,700)
  OF SUBSIDIARY
SETTLEMENT PROCEEDS                        99,011              0        118,750              0
PROCEEDS OF LIFE
INSURANCE CONTRACT                              0        701,331              0        701,331
                                      --------------------------------------------------------
                                           89,616        824,384        113,550        848,559
                                      --------------------------------------------------------

NET INCOME (LOSS) FOR PERIOD          $    33,028        820,927    $    74,543    $   898,375
                                      --------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING             7,620,802      7,520,802      7,570,802      7,520,802

EARNINGS PER SHARE OF COMMON STOCK:
Net income (loss) for the period      $      0.00    $      0.11    $      0.01    $      0.12
                                      --------------------------------------------------------




                          THE METAL ARTS COMPANY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
--------------------------------------------------------------------------------
                                                           NINE MONTHS ENDED
                                                                 MARCH 31,
                                                            2001        2000
                                                         ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period                       $  74,543    $ 898,375

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
CASH PROVIDED BY OPERATING ACTIVITIES
  Depreciation and amortization                             98,576       69,300
  Research and development equipment funding               (33,122)    (229,930)
  Settlement proceeds                                     (118,750)
                                                                              0
  Proceeds of life insurance contract                            0     (701,331)
  Minority interest in income of subsidiary                      0       14,700
  Change in operating accounts:
    Accounts receivable                                    159,302     (167,977)
    Prepaid expenses and other                             (10,668)        (830)
    Accounts payable                                       (92,805)      34,270
    Accrued expenses                                           624          (40)
    Accrued payroll                                         42,027        7,602
                                                         ----------------------

                                                           119,727      (75,821)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                    (129,934)    (178,350)
  Research and development equipment funding                33,122      229,930
  Purchase of treasury stock                               (25,000)           0
  Purchase of good will                                          0     (234,839)
                                                         ----------------------
  Purchase of minority interest                                  0     (115,161)
  Proceeds of advances from shareholder                     10,000            0
  Repayment of advances from shareholder                      (196)     (31,382)
  Proceeds of life insurance contract                            0      701,331
                                                         ----------------------

                                                          (112,008)     371,529

CASH FLOWS FINANCING ACTIVITIES
        - Payments on long-term debt                       (71,907)    (170,126)
                                                         ----------------------


NET INCREASE (DECREASE) IN CASH                            (64,188)     125,582


CASH - BEGINNING                                            95,349       17,656
                                                         ----------------------

CASH - ENDING                                            $  31,161    $ 143,238
                                                         ----------------------



                          THE METAL ARTS COMPANY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
--------------------------------------------------------------------------------
                                                            NINE MONTHS ENDED
                                                                 MARCH 31,
                                                             2001         2000
                                                          ----------------------





SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for Interest expense                          $  22,267    $  68,795
                                                          ----------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES

   Settlement proceeds                                    $ 118,750    $       0
   Increase in former shareholder receivable               (118,750            0
                                                          ----------------------
   Cash received for settlement                           $       0    $       0
                                                          ----------------------


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

   Repayment of debenture                                 $  62,500    $       0
   Issuance of common stock                                 (25,000)           0
                                                          ----------------------
   Cash paid to retire debenture                          $  37,500    $       0
                                                          ----------------------

                          THE METAL ARTS COMPANY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS





1. These statements should be read in conjunction with the audited financial statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the fiscal year ended June 30, 2000. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments of a normal recurring nature necessary for the fair presentation of the Company's financial position as of March 31, 2000 and the results of operations for the nine months ended March 31, 2001 and 2000.



2. The results of operations for the nine months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.



3. Earnings (loss) per share of common stock are computed on the weighted average number of shares outstanding during the nine months ended March 31, 2001 and 2000. The weighted average number of shares outstanding at the end of each period is determined by totaling the number of shares outstanding at the end of each month in the period and dividing the sum by the number of months in the period.

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

On June 30, 1998, the company signed an agreement with NYSERDA to demonstrate the use of Microsmooth(R) for hard anodizing in thE amount of $55,000. To date the company has received a total of $50,000 on this contract.

On August 12, 1998, the company signed an agreement with NYSERDA to demonstrate the Microsmooth(R) process on aluminum automobilE wheels. This contract also includes funding from the US Department of Energy with the Aluminum Company of America (ALCOA) as a strategic partner in the effort. The funding from NYSERDA and US DOE totals $640,000. In addition, ALCOA has pledged $100,000 of in-kind material, services and cash. To date the company has received $611,200 and $10,000 from Alcoa on this contract.

On March 22, 2001 the Company signed an agreement with NYSERDA to further demonstrate the use of Microsmooth(R) for hard anodizing iN the amount of $150,000. This additional funding was granted based on the preliminary results of the 1998-1999 project.

OPERATING ACTIVITIES

Coating Technology has shown stronger results from FY 2000 in sales and operating earnings. Cash flow was adequate to provide for the acquisition of capital equipment and provide the working capital necessary to run the business.

Through the first nine months of fiscal year 2001, Coating Technology operated profitably with sufficient resources to sustain operations. The Company's principal Financial Institution agreed to provide Coating Technology with a $100,000 line of credit. To date, the Company has drawn down $20,000 to purchase equipment.


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

If Metal Arts is successful in commercializing its new technology it will be necessary to raise additional capital. The amount of capital required will depend on how rapidly market acceptance might occur. If this does occur, it could result in growth in the company's sales and earnings. The company will seek, if commercial sales commence, to raise additional capital in the form of receivables financing, warrant conversion or other investment mechanisms to sustain operations.

                          THE METAL ARTS COMPANY, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

B.       RESULTS OF OPERATIONS:
         The following table illustrates the major components of consolidated net sales and net income (loss).


                                                       NINE MONTHS ENDED
                                                            MARCH 31,
                                                     2001              2000
                                                --------------------------------

CONSOLIDATED NET SALES
Metal Arts                                      $        0           $        0
Coating Technology                              $1,385,000            1,240,000
                                                -------------------------------
                                                $1,385,000            1,240,000
                                                ===============================

CONSOLIDATED NET INCOME (LOSS)
Metal Arts                                       ($17,500)              849,500
Minority Interest                                       0               (14,700)
Coating Technology                                 92,000                63,500
                                                -------------------------------
                                                $  74,500              $898,300
                                                ===============================

THE METAL ARTS COMPANY, INC.

The net sales for the Company for the nine (9) months ended March 31, 2001 were $0 compared with $0 in the previous year. The Company showed a loss of $17,500 versus a profit of $849,500 in the previous year.

COATING TECHNOLOGY, INC.

Coating Technology's sales for the nine (9) months ended March 31, 2001 were $1,385,000 as compared with $1,240,000 in the previous year. The Company showed a profit of $92,000 as compared with a profit of $63,500 in the previous year.

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


                          THE METAL ARTS COMPANY, INC.


Date: MAY 15, 2001                                            STANLEY J. DAHLE
      --------------                                          -----------------
                                                              Stanley J. Dahle
                                                              President

Date: MAY 15, 2001                                            ALBERT A. CAUWELS
      -------------                                           ------------------
                                                              Albert A. Cauwels
                                                              Secretary