Form 10-K
period 2001-06-30
METAL ARTS CO INC
filed 2002-07-03
CIK 320303

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
           (Mark One)

           (X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

           For the fiscal year ended 6/30/01  or
                                     -------

           ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

           For the transition period from ________ to ________

           Commission file number   0-9998
                                   ------------

                          THE METAL ARTS COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW YORK                                            06-0945588
----------------------------------                     -------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification No.)

800 ST. PAUL ST., ROCHESTER, NEW YORK                         14605
-------------------------------------                  ----------------------
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

                  NONE




           Securities registered pursuant to Section 12(g) of the Act:


                                      NONE
   --------------------------------------------------------------------------
                                (Title of Class)


                                (Title of Class)

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             ----- ------

           State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) $424,255 (4,242,551 at $.10 Per share)

           Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

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

                        7,420,802 SHARES OF COMMON STOCK
                            PAR VALUE $.01 PER SHARE






















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

           Metal Arts had outstanding liabilities of $1,223,837 as of the close of Fiscal 2001. A detailed description of these liabilities is set forth in the Financial Statements and Supplementary Data annexed as Item 8 to this Form 10-K. Specific reference is made to Notes 1, 6, 7, 8 and 9 of these Financial Statements for information concerning specific liabilities.

           The Company's proprietary specialty chemicals consist of Microsmooth(R), a patented aluminum activator solution used iN conjunction with electroless-nickel for plating on aluminum. Both the products and process are proprietary, rendering a smoother surface with enhanced corrosion protection, elimination of several toxic chemicals, while reducing plating and waste treatment costs. Marketing efforts to the aluminum wheel market continues now. If successful in the U.S., it is the company's intention to market the technology or license it internationally.

           Compliance with environmental laws and regulations has a material and on-going impact on the Company. The Company must comply and the costs are both capital and operational. It has a positive impact in that certain companies that cannot comply are at a disadvantage, operationally. It has a negative impact in that the costs of compliance affects capital resources and cash flow. During the fiscal year 2001, Coating Technology spent approximately $25,000 on various compliance requirements. As new technologies and methods are available to the company, additional capital and operational costs will be incurred to comply with and/or reduce on-going expenses of waste treatment.

THE COMPANY'S MARKET

           During the past three fiscal years, substantially all of the company's sales were attributable to the operations of Coating Technology. Coating Technology provides surface coating services for various regional industries.

                                             FISCAL YEARS (ENDING JUNE 30)
                                              ----------------------------
                                            2001          2000         1999
                                            ----          ----         ----

Metal Arts                                $   -0-      $   -0-      $   10,000
Coating Technology                         1,740,440    1,712,000    1,420,000
                                          ----------   ----------   ----------

                                          $1,740,440   $1,712,000   $1,430,000
                                          ==========   ==========   ==========

THE COMPANY'S PRODUCTS

           Metal Arts may enter the Specialty chemical business, marketing its new process for plating electroless nickel on aluminum. The process consists of Microsmooth (R), a patented activator and electroless nickel formulations, initially to manufacturers of aluminum wheels. Coating Technology is engaged in contract electroless and brite nickel and aluminum anodizing operations. Coating Technology services various industries through large, medium and small metal fabricating companies who in turn supply subassemblies and individual component parts to major manufacturers such as Xerox, Kodak, IBM, Cannon, Sun Microsystems, Cisco, Phillips, Heidelberg and others. It also provides other proprietary surface finishes to various contract customers.

MANUFACTURING OPERATIONS

           Metal Arts' specialty chemical mixing operations will be conducted with newly acquired mixing equipment should the technology prove successful.

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

COMPETITION

           Should the Microsmooth (R) technology be commercialized, Metal Arts will be competing initially in the aluminum wheel market where established, substantially larger companies dominate. There are approximately 20 companies that sell plating chemicals to these markets. Metal Arts will compete on the basis of an improved technology that will save its potential customers material, labor and waste treatment costs.

           Coating Technology competes with several regional plating firms including two that are larger and several of the same or smaller size. The company competes on the basis of superior service and, in certain instances, on the basis of proprietary technology or equipment.

CUSTOMERS

           During the fiscal year ended June 30, 2001, Coating Technology had one customer which accounted for 23 percent of its sales.

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

EMPLOYEES

           The company employs one executive in its Metal Arts operations and 23 in its Coating Technology operations, none of whom are union members.

                               ITEM 2. PROPERTIES

           Coating Technology signed a ten year lease in 1997 with a ten year option to renew for approximately 40,000 square feet of factory and office space in a superior building initially at $2.00 per square foot with responsibility for utilities.

           The plant includes surface finishing machinery and equipment which the company believes are adequate to satisfy the requirements of Metal Arts' and Coating Technology's present business.

           Metal Arts has added approximately $300,000 of new equipment for its aluminum wheel demonstration. This equipment was paid for with funds from the U.S. Department of Energy. At the conclusion of the project this equipment will represent a significant enhancement for overall metal finishing operations

                            ITEM 3. LEGAL PROCEEDINGS

           There are no legal proceedings at the present time.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           During the fiscal year ended June 30, 2001, no annual meeting was held and no shareholder votes took place. It is anticipated that no annual meeting will take place in the next fiscal year.

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES
                         AND RELATED STOCKHOLDER MATTERS

           The common shares of Metal Arts have been traded in the over-the-counter market since its initial public offering on January 22, 1981, and are now traded on the NASDAQ "Pink Sheets" under the symbol MTRT.

           The following table sets forth, for the calendar quarters indicated, the range of high and low bid quotations on the NASDAQ National Market System, as reported by the National Quotation Bureau, Inc.

                                                       HIGH           LOW
FISCAL YEAR ENDED JUNE 30, 2000

First Quarter (July - September 1999)                  1/4            3/16
Second Quarter (October - December 1999)               1/4            3/16
Third Quarter (January - March 2000)                   1/4            3/16
Fourth Quarter (April - June 2000)                     1/4            3/16

FISCAL YEAR ENDED JUNE 30, 2001

First Quarter (July - September 2000)                  1/4            1/8
Second Quarter (October - December 2000)               1/4            1/8
Third Quarter (January - March 2001)                   1/4            1/8
Fourth Quarter (April - June 2001)                     1/4            1/8

FISCAL YEAR ENDED JUNE 30, 2002

First Quarter (July - September 2001)                  1/8            1/16

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

           As of October 1, 2001, there were approximately 980 holders of record of the common shares of Metal Arts and ten holders of record of the June 30, 1994 Debentures, which are potentially convertible into a total of 210,000 common shares of the company.

                         ITEM 6. SELECTED FINANCIAL DATA



                                      June 30,       June 30,      June 30,        June 30,      June 30,
                                        2001           2000          1999            1998          1997
                                        ----           ----          ----            ----          ----

Results of continuing operations:
Net sales                           $ 1,740,440    $ 1,712,384   $ 1,429,561    $ 1,871,896    $ 1,656,961
Net income (loss) from              $   (69,750)   $   850,282   $  (233,134)   $  (156,988)   $  (126,307)
Per share:
      Net income (loss) from        $      (.01)   $       .11   $      (.03)   $      (.02)   $      (.02)
Weighted average number
      of common shares
      outstanding                     7,420,802      7,520,802     7,520,802      7,464,116      7,357,402

Cash dividends paid per common share - No dividends have been paid in the past.

                                       June 30,      June 30,      June 30,      June 30,      June 30,
                                         2001          2000          1999          1998          1997
                                         ----          ----          ----          ----          ----

Balance sheet data (continuing operations):

Total assets                         $1,615,347     $1,950,377    $1,286,222     $1,276,061     $1,064,636
Total liabilities                     1,223,837      1,462,917     1,649,044     $1,405,749     $1,090,267
Long-term obligations                   310,040        379,540       455,474    $   433,706     $  606,354
Minority interest                          --            --          100,461    $   135,901     $  142,181
Working capital                        (623,227)      (563,944)     (819,284)   $  (468,611)    $    5,627
Stockholders' equity
      (deficiency)                      391,510        487,460      (362,822)   $  (129,688)    $  (25,631)


The following table illustrates the major components of consolidated net sales and net loss from continuing operations:

                                                   2001          2000         1999
                                                   ----          ----         ----

CONSOLIDATED NET SALES:

           Metal Arts                         $      -0-     $    -0-      $    10,000
           Coating Technology                  1,740,440      1,712,000      1,420,000
                                              -----------    -----------   -----------

                                              $ 1,740,440    $ 1,712,000   $ 1,430,000
                                              ===========    ===========   ===========

CONSOLIDATED NET INCOME (LOSS):

           Metal Arts                         $ (124,000)    $   801,000   $  (150,000)
           Coating Technology                     55,000          64,000      (118,000)
           Minority Interest                          -0-        (15,000)       35,000
                                              -----------    -----------   -----------

                                              $   (69,000)   $   850,000   $  (233,000)
                                              ===========    ===========   ===========

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

           The following Management Discussion and Analysis should be read in conjunction with this entire Form 10-K 2001 Annual Report. Except where specific reference is made in this Item 7 to the individual operations of Metal Arts or its 100 percent owned subsidiary, Coating Technology, references in this Item 7 to the "Company" are intended to be a reference to the joint operations of all of Metal Arts, and Coating Technology.

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

           On June 30, 1998, the company signed a new agreement with NYSERDA to demonstrate the use of Microsmooth(R) for hard anodizing in the amount of $55,000. To date, the Company has received at total of $55,000 on this contract.

           On August 12, 1998, the company signed an additional agreement with NYSERDA to demonstrate the Microsmooth(R) process on aluminum automobile wheels. This contract also includes funding from the US Department of Energy with the Aluminum Company of America (ALCOA) as a strategic partner in the effort. The funding from NYSERDA and US DOE totals $640,000. In addition, ALCOA has pledged $100,000 of in-kind material, services and cash. To date, the Company has received $585,696 from NYSERDA/DOE and $10,000 from ALCOA, on this contract.

On March 22, 2001, the Company signed a new agreement with NYSERDA to demonstrate the use of Microsmooth(R) for hard anodizing in the amount of $150,000. To date, the Company has received a total of $7,917 on this contract.

OPERATING ACTIVITIES

           Coating Technology has continued the FY 2000 sales and operating earnings trends. Cash flow was adequate to provide for the acquisition of capital equipment and provide the working capital necessary to run the business.

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

                        ITEM 8. FINANCIAL STATEMENTS AND
                               SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Independent Auditors' Report                                                   1

Consolidated Balance Sheets at June 30, 2001 and 2000                      2 - 3

Consolidated Statements of Operations for the years
      ended June 30, 2001, 2000 and 1999                                    4 -5

Consolidated Statements of Changes in Stockholders'
      Equity (Deficiency) for the years ended
      June 30, 2001, 2000 and 1999                                         6 - 7

Consolidated Statements of Cash Flows for the years
      ended June 30, 2001, 2000 and 1999                                   8 - 9

Notes to Consolidated Financial Statements                               10 - 19

Financial Schedules

      II  --    Amounts Receivable from Related Parties and
                Underwriters, Promoters, and Employees
                Other Than Related Parties                                    20

       V  --    Property, Plant and Equipment                                 21

      VI  --    Accumulated Depreciation and Amortization of
                Property, Plant and Equipment                                 22

     VII  --    Valuation and Qualifying Accounts and Reserves                23

       X  --    Supplementary Income Statement Information                    24

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
The Metal Arts Company, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of The Metal Arts Company, Inc. and Subsidiaries as of June 30, 2001 and 2000, and the related consolidated financial statements listed in the accompanying index for each of the years in the three-year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Metal Arts Company, Inc. and Subsidiaries as of June 30, 2001 and 2000, and the results of their operations, changes in their stockholders' equity (deficiency) and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with U.S. generally accepted accounting principles.

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




August 14, 2001




                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
                             June 30, 2001 and 2000

                                     ASSETS

                                                                            2001          2000
                                                                            ----          ----


CURRENT ASSETS

     Cash                                                               $   28,354   $   95,349
     Accounts receivable, trade - less allowance for uncollectible
          accounts of $10,000 in 2001 and 2000                             185,351      278,842
     Due from NYSERDA, current portion                                      28,412      100,446
     Prepaid expenses and other current assets                               1,453        1,796
     Deferred tax asset - less valuation allowance of $30,900 in 2001
          and $51,500 in 2000                                               47,000       43,000
                                                                        ----------   ----------
                                                                          290,570      519,433
                                                                        ----------   ----------

PROPERTY, PLANT AND EQUIPMENT                                            2,050,865    1,904,716
     Less: Accumulated depreciation and amortization                     1,117,593      898,074
                                                                        ----------   ----------
                                                                           933,272    1,006,642
                                                                        ----------   ----------

OTHER ASSETS

     Due from shareholder                                                     --          1,554
     Due from NYSERDA, long-term portion                                    25,892       24,544
     Operating rights, net of accumulated amortization of
          $8,710 in 2001 and $7,370 in 2000                                 11,390       12,730
     Other assets                                                           37,196       41,291
     Deferred tax asset - less valuation allowance of $253,100
          in 2001 and $148,500 in 2000                                     113,500      125,000
      Goodwill - net of accumulated amortization of $31,312
          in 2001 and $15,656 in 2000                                      203,527      219,183
                                                                        ----------   ----------
                                                                           391,505      424,302
                                                                        ----------   ----------


                                                                        $1,615,347   $1,950,377
                                                                        ==========   ==========





           The accompanying Notes to Consolidated Financial Statements are an integral part these statements





                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                         2001          2000
                                                                         ----          ----

CURRENT LIABILITIES

     Line of credit                                                 $    68,615    $      --
     Current portion of long-term debt                                  130,834        231,944
     Current portion of capital lease obligations                        70,007         60,180
     Accounts payable, trade                                            516,241        667,244
     Accrued expenses                                                     2,716          5,833
     Accrued payroll and related taxes                                  125,384        107,106
     Due to shareholder                                                    --           11,070
     Net liabilities of discontinued operations                            --          876,798
                                                                    -----------    -----------
                                                                        913,797      1,960,175
                                                                    -----------    -----------

LONG-TERM LIABILITIES

     Capital lease obligations, net of current portion                   66,818        136,318
     Other long-term liability                                          243,222        243,222
                                                                    -----------    -----------
                                                                        310,040        379,540
                                                                    -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)

     Common stock - $.01 par value, 15,000,000 shares authorized:
           7,420,802 shares issued in 2001 and 7,520,802 shares
           issued in 2000                                                74,208         75,208
     Paid-in capital in excess of par value                           2,458,784      2,458,984
     Accumulated deficit                                             (2,116,482)    (2,923,530)
                                                                    -----------    -----------
                                                                        416,510       (389,338)
     Less:  Treasury stock at cost - 50,000 shares in 2001               25,000           --
                                                                    -----------    -----------
                                                                        391,510       (389,338)
                                                                    -----------    -----------




                                                                    $ 1,615,347    $ 1,950,377
                                                                    ===========    ===========




                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                For the Years Ended June 30, 2001, 2000 and 1999

                                                        2001          2000            1999
                                                        ----          ----            ----

NET SALES                                           $ 1,740,440    $ 1,712,384    $ 1,429,561

COST OF GOODS SOLD                                    1,501,230      1,412,745      1,259,476
                                                    -----------    -----------    -----------

GROSS PROFIT                                            239,210        299,639        170,085
                                                    -----------    -----------    -----------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            364,613        366,802        348,292
RESEARCH AND DEVELOPMENT                                   --             --            7,626
                                                    -----------    -----------    -----------

                                                        364,613        366,802        355,918
                                                    -----------    -----------    -----------

LOSS FROM OPERATIONS                                   (125,403)       (67,163)      (185,833)
                                                    -----------    -----------    -----------

OTHER INCOME (EXPENSE)

     Life insurance proceeds                               --          690,297           --
     NYSERDA reimbursement                               33,122        315,076           --
     Legal settlement income                             65,261           --             --
     Interest expense                                   (44,105)       (69,011)       (80,573)
     Miscellaneous                                        8,781           --             --
     Interest income                                        519          2,708             82
     Minority interest in income of subsidiary             --          (14,700)        35,440
                                                    -----------    -----------    -----------
                                                         63,578        924,370        (45,051)
                                                    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                       (61,825)       857,207       (230,884)

PROVISION FOR INCOME TAXES                                7,925          6,925          2,250
                                                    -----------    -----------    -----------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS            (69,750)       850,282       (233,134)
                                                    -----------    -----------    -----------

DISCONTINUED OPERATIONS

     Income (loss) from operations of The Bastian
          Company                                        79,265        (81,220)        76,629
     Gain on disposal of The Bastian Company            797,533           --             --
                                                    -----------    -----------    -----------
                                                        876,798        (81,220)        76,629
                                                    -----------    -----------    -----------

NET INCOME (LOSS)                                       807,048        769,062       (156,505)
                                                    ===========    ===========    ===========


           The accompanying Notes to Consolidated Financial Statements are an integral part these statements




                                                          2001           2000           1999
                                                          ----           ----           ----


EARNINGS PER SHARE

     Income (loss) from continuing operations           $  (.01)       $   .11        $  (.03)
     Income (loss) from discontinued operations             .01           (.01)           .01
     Gain on the disposal of The Bastian Company            .11            --             --
                                                    -----------    -----------    -----------

     Earnings per share of common stock                 $   .11        $   .10        $  (.02)






                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

     Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
                For the Years Ended June 30, 2001, 2000 and 1999




                                                   COMMON STOCK           PAID-IN                                         TOTAL
                                             NUMBER                      CAPITAL IN                                    STOCKHOLDERS'
                                               OF                         EXCESS OF    ACCUMULATED      TREASURY         EQUITY
                                             SHARES         AMOUNT        PAR VALUE      DEFICIT         STOCK         (DEFICIENCY)
                                             ------         ------        ---------      -------         -----         ------------

Balance at June 30, 1998                    7,520,802    $    75,208    $ 2,458,984    $(3,536,087)    $        --      $(1,001,895)

Net loss for the year                            --             --             --         (156,505)             --         (156,505)
                                          -----------    -----------    -----------    -----------     ------------     -----------
Balance at June 30, 1999                    7,520,802         75,208      2,458,984     (3,692,592)             --       (1,158,400)
Net income for the year                          --             --             --
                                                  --            --             --          769,062              --          769,062
                                          -----------    -----------    -----------    -----------     ------------     -----------
Balance at June 30, 2000                    7,520,802         75,208      2,458,984     (2,923,530)             --         (389,338)

Shares acquired by subsidiary                (225,000)        (2,250)       (31,500)           --               --          (33,750)

Shares issued                                 125,000          1,250         31,300            --               --           32,550

Purchase of treasury stock                       --             --             --              --           (25,000)        (25,000)

Net income for the year                          --             --             --          807,048              --          807,048
                                          -----------    -----------    -----------    -----------     ------------     -----------
Balance at June 30, 2001                    7,420,802    $    74,208    $ 2,458,784    $(2,116,482)    $    (25,000)    $   391,510
                                          ===========    ===========    ===========    ===========     ============     ===========















           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements
                                      -17-



                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                For the Years Ended June 30, 2001, 2000 and 1999

                                                                  2001         2000        1999
                                                                  ----         ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss) for the year                             $ 807,048    $ 769,062    $(156,505)
     Adjustments to reconcile net income (loss) to net cash
          provided by operating activities
               Depreciation and amortization                      236,515      201,923      142,880
               Common stock acquired by subsidiary                (33,750)        --           --
               Deferred income taxes                                7,500        6,500        1,600
               Minority interest in income of subsidiary             --         14,700      (35,440)
               Gain on disposal of discontinued division         (797,533)        --           --
               Net change in operating assets of discontinued
                    operations                                    (79,265)      81,220      (76,629)
               Life insurance proceeds                               --       (701,331)        --
               Change in operating accounts
                    Accounts receivable                            93,491      (83,409)      67,250
                    Due from NYSERDA                               70,686      (80,833)     (44,157)
                    Stock subscription receivable                    --          7,500         --
                    Prepaid expenses                                  343       13,991       11,187
                    Other assets                                    4,095       (4,216)         602
                    Accounts payable                             (151,003)     117,796      185,744
                    Accrued expenses                               (3,117)      (2,325)      (1,891)
                    Accrued payroll and related taxes              18,278        9,184       50,545
                                                                ---------    ---------    ---------
                                                                  173,288      349,762      145,186
                                                                ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

          Acquisition of goodwill                                    --       (234,839)        --
          Acquisition of minority interest in subsidiary             --       (115,161)        --
          Decrease (increase) in cash value of life insurance        --        712,365       (3,141)
          Capital expenditures                                   (146,149)    (424,113)    (129,433)
                                                                ---------    ---------    ---------
                                                                 (146,149)     (61,748)    (132,574)
                                                                ---------    ---------    ---------










           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements




                                                          2001         2000         1999
                                                          ----         ----         ----

CASH FLOWS FROM FINANCING ACTIVITIES

          Advances from (repayments to) shareholder      (9,516)     (12,430)      28,680
          Net proceeds from line of credit               68,615         --           --
          Purchase of treasury stock                    (25,000)        --           --
          Issuance of common stock                       32,550         --           --
          Payments on long-term debt                   (101,110)    (146,389)     (20,001)
          Payments on capital lease obligations         (59,673)     (51,502)     (39,009)
                                                      ---------    ---------    ---------
                                                        (94,134)    (210,321)     (30,330)
                                                      ---------    ---------    ---------

INCREASE (DECREASE) IN CASH                             (66,995)      77,693      (17,718)

CASH, BEGINNING                                          95,349       17,656       35,374
                                                      ---------    ---------    ---------

CASH, ENDING                                          $  28,354    $  95,349    $  17,656
                                                      =========    =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid during the year for interest           $  47,084    $  71,111    $  82,464
                                                      =========    =========    =========

     Cash paid during the year for income taxes       $     238    $    --      $     325
                                                      =========    =========    =========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES

     Acquisition of property and equipment
           by issuance of capital lease               $    --      $    --      $  99,547
                                                      =========    =========    =========




                  THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                          June 30, 2001, 2000 and 1999

1.         BUSINESS DESCRIPTION

           The Company and its subsidiary are primarily engaged in the surface coatings and enhancement business. Customers, substantially all of whom are manufacturers, are located primarily in Western New York.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           PURCHASE OF MINORITY INTEREST

           On January 1, 2000 the Company purchased the 30% minority interest in its subsidiary, Coating Technology. The total cost of the acquisition was $350,000 which exceeded the minority interest at the time by $234,839.

           PRINCIPLES OF CONSOLIDATION

           The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Coating Technology, Inc. The net liabilities and results of discontinued operations of the Bastian Company have been separately stated in the accompanying financial statements. All material intercompany items have been eliminated in consolidation.

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

           GOODWILL

           Goodwill from the purchase of the minority interest in Coating Technology, Inc. is being amortized over a 15-year period using the straight-line method.

                  THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                          June 30, 2001, 2000 and 1999

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
           ------------------------------------------

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

           ADVERTISING

           The Company expenses the cost of advertising as it is incurred.

           SHIPPING AND HANDLING

           Shipping and handling costs are classified as cost of sales in the accompanying statements of operations.

           RECLASSIFICATIONS

           Certain reclassifications have been made to the 2000 and 1999 financial statements. The reclassifications do not affect 2000 and 1999 net income as originally reported.

3.         DISPOSAL OF SUBSIDIARY

           On August 23, 2000 the company sold one of its subsidiaries, The Bastian Company. The sale was to a related party. Operating results from The Bastian Company through August 23, 2000 are shown separately in the accompanying income statement.

           Assets and liabilities of The Bastian Company consisted of the following:

                  THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                          June 30, 2001, 2000 and 1999

3.         DISPOSAL OF SUBSIDIARY (Continued)
           ----------------------

                     Accounts receivable (net)                     $   107,361

                     Prepaid expenses                                    2,900
                     Inventory                                          43,009
                     Property, plant and equipment (net)               198,905
                     Other assets                                        1,650
                     Goodwill (net)                                    209,246
                                                                   -----------
                     Total assets                                      563,071

                     Notes payable                                     235,756
                     Accounts payable                                  352,792
                     Bank overdraft                                     23,549
                     Accrued expenses                                  463,191
                     Accrued payroll                                   364,581
                                                                   -----------

                     Net liabilities                               $  (876,798)
                                                                   ===========

           Assets are shown at their net realizable values. The net liabilities sold have been separately classified in the accompanying balance sheet at June 30, 2000.

4          DUE FROM NYSERDA

           The Company has entered into various agreements with the New York State Energy Research and Development Authority (NYSERDA). Under the terms of the agreement, NYSERDA will share in the cost to test new processes. In another term of the agreement, the Company will be reimbursed by the United States Department of Energy (USDE) for purchases of equipment. Total funding from NYSERDA and the DOE under these agreements total $790,000. To date, the Company has received $608,613 under these agreements.

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

                  THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                          June 30, 2001, 2000 and 1999

5.         PROPERTY, PLANT AND EQUIPMENT

           Property, plant and equipment consists of the following:

                                                     2001              2000
                                                     ----              ----

                Leasehold improvements           $      37,465   $     36,061
                Machinery and equipment              1,911,218      1,776,989
                Furniture and fixtures                  90,424         79,908
                Vehicles                                11,758         11,758
                                                 -------------   ------------

                                                    $2,050,865     $1,904,716
                                                    ==========     ==========

           Depreciation and amortization expense for each of the three years in the period ended June 30, 2001 was $219,519, $184,927 and $136,229, respectively.

6.         LONG-TERM DEBT

           Long-term debt consists of the following:

                                                                                               2001                 2000
                                                                                               ----                 ----
           8% convertible subordinated debentures were due and payable on June 30, 2001.
           During 2001, the due date was extended to June 30, 2002.  The debentures are subordinated to the Company's senior indebtedness.  See Note 11 for conversion
           provisions.                                                                       $    115,834         $   182,500

           Unsecured note payable.  Interest accrues at 8% and is payable monthly.
           Principal was due in full on April 30, 1999.  During 1999, the note was
           refinanced and the principal is now payable on demand.                                  15,000              25,000

           Note payable was secured by specific equipment.  Interest accrued at 6%.  The note was refinanced during 2000, with the full amount of interest and
           principal due by December 31, 2000. Final payment was made December, 2000.                   -              17,778

           Installment note payable was due in monthly payments of $1,667, plus interest at prime plus 1.5% through October, 2000. The note was secured by a general lien on equipment, accounts receivable and inventory and was guaranteed by the stock-holders of Coating
           Technology, Inc. Final payment was made
           October, 2000.                                                                               -               6,666
                                                                                             ------------        ------------
                                                                                                  130,834             231,944
           Less:  Current portion                                                                 130,834             231,944
                                                                                            -------------        ------------
           Long-term debt, net of current portion                                           $           -        $      -
                                                                                            =============        ============

                  THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                          June 30, 2001, 2000 and 1999

6.         LONG-TERM DEBT (Continued)
           --------------

           The aggregate maturities for all long-term borrowings as of June 30, 2001 are as follows:

                          YEAR                             AMOUNT

                          2002                          $   130,834
                                                        ===========

7.         CAPITAL LEASE OBLIGATIONS

           The Company maintains various machinery and equipment held under capital lease obligations as follows:

                                                    2001                 2000
                                                    ----                 ----

           Various capital lease obligations due in monthly installments ranging from $118 to $1,738, including interest ranging from 14.5% to 17.7% through January, 2004. Machinery and equipment are collateral to the
           leases.                              $   136,825         $   196,498

           Less amount due within one year           70,007              60,180
                                                ------------       -------------

           Amount due after one year            $    66,818         $   136,318
                                                ============         ===========

           Minimum lease payments for all capital leases as of June 30, 2001 are as follows:

                       YEAR                                AMOUNT

                       2002                               $     86,052
                       2003                                     63,931
                       2004                                      8,328
                                                          ------------
                 Total minimum lease payments                 158,311
                 Less:  Amount representing interest
                        and sales tax                          21,486
                                                          -----------

                 Present value of net minimum lease
                    payments                              $   136,825
                                                          ===========

           Assets held under capital leases are as follows:

                                                       2001           2000
                                                       ----           ----

                 Machinery and equipment            $   297,678   $   297,678
                 Less:  Accumulated depreciation         94,988        65,220
                                                    -----------   -----------

                                                    $   202,690   $   232,458
                                                    ===========   ===========

                  THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                          June 30, 2001, 2000 and 1999

8.         LINE OF CREDIT

           The Metal Arts Co., Inc. has entered into a line of credit agreement with a bank with maximum available borrowings of $30,000. The line of credit bears interest at 13.75%, is unsecured and is guaranteed by a shareholder of the Company. The outstanding balance on the line of credit is $19,999 at June 30, 2001.

           On February 26, 2001, Coating Technology, Inc. entered into a line of credit agreement with a bank with maximum available borrowings of $100,000. The line of credit bears interest at prime plus 1.5% is secured by all assets of Coating Technology, Inc. and is guaranteed by The Metal Arts Company, Inc. The outstanding balance on the line of credit is $48,616 at June 30, 2001.

9.         OTHER LONG-TERM LIABILITY

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

10.        INCENTIVE STOCK OPTION PLAN

           The Company has an incentive stock option plan for key employees, reserving 850,000 shares of common stock for issuance upon the exercise of options granted under the plan. The options expire 10 years from date of grant (5 years for grantees who hold 10% or more of the Company voting power) and are exercisable one year from the date of the grant on a cumulative basis at the rate of 25% of the total number of shares covered by the grant. As of June 30, 2001, options on 435,000 shares have been exercised at $.06 per share; leaving options on 415,000 shares available under the plan.

11.        COMMON STOCK AND STOCK WARRANTS

           During the year ended June 30, 1995, the Company issued convertible subordinated debentures. These debentures are redeemable by the Company upon at least 30 days notice at any time after December 30, 1995, and will be convertible into common shares of the Company. The holders of the debentures may convert the debentures into common shares of the Company at any time prior to 5:00 pm on June 30, 2002.

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

                  THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                          June 30, 2001, 2000 and 1999

12.        MINORITY INTEREST

           Coating Technology, Inc. is in the business of electroless nickel and aluminum anodizing operations. On January 1, 2000, The Metal Arts Company, Inc. purchased the 30% minority interest owned by another party. The accounts of Coating Technology, Inc. for the years ended June 30, 2001 and 2000 are included in the consolidated financial statements of the Company. Recognition has been made of a minority interest representing the 30% interest owned by another party for the six months ended December 31, 1999 and for the year ended June 30, 1999.

13.        SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

           During the year ended June 30, 2001, Coating Technology, Inc. had one customer who accounted for 23% of consolidated sales.

           During the year ended June 30, 2000, Coating Technology, Inc. had one customer who accounted for 20% of consolidated sales.

           During the year ended June 30, 1999, Coating Technology, Inc. had one customer who accounted for 18% of consolidated sales.

           The Company grants credit to its customers, substantially all of whom are manufacturers located in Western New York. Two Coating Technology, Inc. customers comprised 31% of accounts receivable at June 30, 2001. Three Coating Technology, Inc. customers comprised 51% of accounts receivable at June 30, 2000.

14.        INCOME TAXES

           Provision for income taxes was determined as follows:

                                                               2001                2000                 1999
                                                               ----                ----                 ----

           Income (loss) before income taxes and
                discontinued operations                      $  (61,825)            $857,207           $(230,884)
           Excess tax depreciation                               (8,521)             (38,466)            (18,439)
           State income tax                                        (425)                (425)               (650)
           Minority interest in income of subsidiary                  -               14,700             (35,440)
           Net operating loss carryforward (utilized)            63,210             (161,158)            269,740
           Life insurance proceeds                                    -             (690,297)                  -
           Other                                                  7,561               18,439              15,673
                                                           ------------          -----------         -----------
           Federal taxable income                          $          -      $             -      $            -
                                                           ============      ===============      ==============

           Federal statutory income tax                    $          -      $             -      $            -
           Federal alternative minimum tax credit                     -                    -                   -
           State income tax                                         425                  425                 650
           Deferred                                               7,500                6,500               1,600
                                                           ------------         ------------         -----------
           Provision for income taxes                       $     7,925          $     6,925         $     2,250
                                                            ===========          ===========         ===========


                  THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                          June 30, 2001, 2000 and 1999

14.        INCOME TAXES (Continued)
           ------------

           Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 (FASB 109), "Accounting for Income Taxes" requires that an asset be recorded for the expected realizable value of net operating loss carryforwards and tax credits and a corresponding valuation allowance for the amount of tax benefits not expected to be realized.

           The Company has recorded a deferred tax asset of $160,500 reflecting the benefit of net operating loss carryforwards and investment tax credit carryforwards. Realization is dependent on generating sufficient taxable income prior to expiration of the net operating loss and investment tax credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

           At June 30, 2001, the Company has the following net operating loss deduction carryforwards available for federal income tax purposes:

                           YEAR OF
                         EXPIRATION                   AMOUNT
                         ----------                   ------
                           2010                   $   189,000
                           2011                       152,000
                           2012                       124,000
                           2013                       109,000
                           2019                       269,000
                           2021                       126,000
                           2022                        46,000
                                                  -------------
                                                   $1,015,000

           Coating Technology, Inc. has approximately $150,000 of New York State investment tax credit carryforwards that expire in various years from 2004 to 2015 and federal and New York State alternative minimum tax credit carryforwards of approximately $5,300.

           Deferred income taxes consist of:

                                                    2001              2000
                                                    ----              ----
            Assets
                 NOL carryforward                  $   355,400      $   328,600
                 NYS tax credit carryforwards          155,300          107,300
                 Allowance for doubtful accounts         2,200            2,200
                 Valuation allowance                  (284,000)        (200,000)
                                                   -----------      -----------
            Net deferred tax assets                    228,900          238,100
            Liabilities
                 Accelerated depreciation               68,400           70,100
                                                   -----------      -----------
                                                   $   160,500      $   168,000
                                                   ===========      ===========

                  THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                          June 30, 2001, 2000 and 1999

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

                                                    2001             2000
                                                    ----             ----

            Net current deferred tax asset       $      47,000    $     43,000
            Net long-term deferred tax asset           113,500         125,000
                                                  ------------    ------------

                                                  $    160,500     $   168,000
                                                  ============     ===========

15.        COMMITMENTS

           Coating Technology has entered into a ten-year lease agreement for its new manufacturing and office space. Monthly rental payments amounted to $5,958 through February 2001. At March 1, 2001 the monthly rental payments were increased to $6,791. In addition, the Company is also responsible for its own utilities. Minimum lease payments as of June 30, 2001 are as follows:

                       YEAR                               AMOUNT

                       2002                           $     81,492
                       2003                                 81,492
                       2004                                 81,492
                       2005                                 81,492
                       2006                                 81,492
                       Thereafter                           54,328
                                                      ------------

                                                       $   461,788
                                                       ===========

           Consolidated rent expense for each of the years ended June 30, 2001, 2000 and 1999 was approximately $74,829, $71,496 and $141,982, respectively.

           In addition, the Company entered into a licensing agreement for an existing chemical process. The agreement requires licensing fees equal to 50% of the Company's net profit on sales of this process. As of June 30, 2001, no fees were due under this agreement.

                  THE METAL ARTS COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                          June 30, 2001, 2000 and 1999

16.        BENEFIT PLAN

           Coating Technology, Inc. has a salary reduction plan pursuant to
           Section 401(k) of the Internal Revenue Code that covers all eligible employees. Employees are eligible for participation in the plan after the completion of six months of service and attainment of age twenty-one. Under terms of the plan, the Company contributes up to 1.25% of each participant's compensation. Also, Coating Technology, Inc. may make additional contributions to the plan at its discretion. Coating Technology, Inc.'s contributions to the plan amounted to $3,166 in 2001, $3,178 in 2000 and $2,659 in 1999.

17.        RELATED PARTY TRANSACTIONS

           Amounts due to/from shareholder did not bear interest, were unsecured and had no fixed repayment terms.

18.        LEGAL SETTLEMENT INCOME

           Legal settlement income represents proceeds received on a claim against the estate of a former employee.

19.        CONTINGENCY

           The Company's SEC Form 10Q for the previous four quarters were not timely filed. The effect of the untimely filings cannot be determined.





                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

                      SCHEDULE II - AMOUNTS RECEIVABLE FROM
                        RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                For the Years Ended June 30, 2001, 2000 and 1999

                         Balance at                                                                                    Balance
                          beginning                                      Amounts                Amounts                at end
NAME OF DEBTOR             OF YEAR               ADDITIONS              COLLECTED             WRITTEN OFF              OF YEAR
--------------             -------               ---------              ---------             -----------              -------

June 30, 2001

     N/A                         $     -                 $    -                $    -                 $    -                 $    -
                     ====================    ===================    ==================     ==================     ==================

June 30, 2000

     N/A                         $     -                 $    -                $    -                 $    -                 $    -
                     ====================    ===================    ==================     ==================     ==================

June 30, 1999

     N/A                         $     -                 $    -                $    -                 $    -                 $    -
                     ====================    ===================    ==================     ==================     ==================





                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                For the Years Ended June 30, 2001, 2000 and 1999

                                              Balance at                                                                 Balance
                                               beginning               Additions                                         at end
CLASSIFICATION                                  OF YEAR                 AT COST               RETIREMENTS                OF YEAR
--------------                                  -------                 -------               -----------                -------

June 30, 2001

     Leasehold improvements                      $  36,061              $  1,404                  $     -                 $  37,465
     Machinery and equipment                     1,776,989               134,229                        -                 1,911,218
     Furniture and fixtures                         79,908                10,516                        -                    90,424
     Vehicles                                       11,758                     -                        -                    11,758
                                           ----------------    ------------------     --------------------    ----------------------

                                                $1,904,716              $146,149                  $     -                $2,050,865
                                           ================    ==================     ====================    ======================

June 30, 2000

     Leasehold improvements                      $  36,061                $    -                  $     -                 $  36,061
     Machinery and equipment                     1,366,856               410,133                        -                 1,776,989
     Furniture and fixtures                         77,686                 2,222                        -                    79,908
     Vehicles                                            -                11,758                        -                    11,758
                                           ----------------    ------------------     --------------------    ----------------------

                                                $1,480,603              $424,113                  $     -                $1,904,716
                                           ================    ==================     ====================    ======================

June 30, 1999

     Leasehold improvements                      $  36,061                $    -                  $     -                 $  36,061
     Machinery and equipment                     1,139,632               227,224                        -                 1,366,856
     Furniture and fixtures                         75,930                 1,756                        -                    77,686
                                           ----------------    ------------------     --------------------    ----------------------

                                                $1,251,623              $228,980                  $     -                $1,480,603
                                           ================    ==================     ====================    ======================





                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

           SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                          PROPERTY, PLANT AND EQUIPMENT

                For the Years Ended June 30, 2001, 2000 and 1999

                                                                    ADDITIONS
                                           BALANCE AT              CHARGED TO                                       BALANCE AT
                                            BEGINNING               COSTS AND                                         at end
                   CLASSIFICATION            OF YEAR                EXPENSES                RETIREMENTS               OF YEAR
                   --------------            -------                --------                -----------               -------

 June 30, 2001

     Leasehold improvements                      $  24,499                   2,680                  $     -                  27,179
     Machinery and equipment                       802,671                 206,365                        -               1,009,036
     Furniture and fixtures                         68,553                   6,711                        -                  75,264
     Vehicles                                        2,351                   3,763                        -                   6,114
                                          -----------------    --------------------     --------------------    --------------------

                                                 $ 898,074               $ 219,519                  $     -             $ 1,117,593
                                          =================    ====================     ====================    ====================

 June 30, 2000

     Leasehold improvements                      $  21,327                   3,172                  $     -               $  24,499
     Machinery and equipment                       632,210                 170,461                        -                 802,671
     Furniture and fixtures                         59,610                   8,943                        -                  68,553
     Vehicles                                            -                   2,351                        -                   2,351
                                          -----------------    --------------------     --------------------    --------------------

                                                 $ 713,147               $ 184,927                  $     -               $ 898,074
                                          =================    ====================     ====================    ====================

 June 30, 1999

     Leasehold improvements                      $  17,617                $  3,710                  $     -               $  21,327
     Machinery and equipment                       510,068                 122,142                        -                 632,210
     Furniture and fixtures                         49,233                  10,377                        -                  59,610
                                          -----------------    --------------------     --------------------    --------------------

                                                 $ 576,918               $ 136,229                  $     -               $ 713,147
                                          =================    ====================     ====================    ====================




                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

          SCHEDULE VII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                For the Years Ended June 30, 2001, 2000 and 1999

                                                                    Additions
                                           Balance at              charged to                                         Balance
                                            beginning               costs and                                         at end
DESCRIPTION                                  OF YEAR                EXPENSES               DEDUCTIONS                 OF YEAR
-----------                                  -------                --------               ----------                 -------

Allowance for doubtful
accounts - deducted from
accounts and notes receivable
in the balance sheet

     June 30, 2001                               $  10,000                 $     -                 $     -                $  10,000
                                          =================    ====================    ====================     ====================

     June 30, 2000                               $  10,000                 $     -                 $     -                $  10,000
                                          =================    ====================    ====================     ====================

     June 30, 1999                               $ 110,000                 $     -                 $     -                $ 110,000
                                          =================    ====================    ====================     ====================







                   THE METAL ARTS COMPANY, INC. AND SUBSIDIARY

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                For the Years Ended June 30, 2001, 2000 and 1999

                                                            ITEM CHARGED TO COSTS AND EXPENSES

                                                           2001                       2000                     1999
                                                           ----                       ----                     ----

Maintenance and repairs                                      $       *                   $  24,185                 $  52,726
                                                      ==================      =====================    ======================

Depreciation and amortization of
     Intangible assets, pre-operating
     costs and similar deferrals                                      *                          *                         *
                                                      ==================      =====================    ======================

Taxes, other than payroll and income taxes                            *                          *                         *
                                                      ==================      =====================    ======================

Royalties                                                             *                          *                         *
                                                      ==================      =====================    ======================

Advertising costs                                                     *                          *                         *
                                                      ==================      =====================    ======================


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

NAME               AGE           POSITIONS WITH METAL ARTS
----               ---           -------------------------

Stanley J. Dahle   64              President, Chief Executive Officer and
                                   Director

Albert A. Cauwels  67              Director

Ronald L. Feeley   63              Director
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

           ALBERT A. CAUWELS became a director of Metal Arts in June, 1984. He is a director of Coating Technology, Inc. Mr. Cauwels has been President of a former subsidiary, Bastian Company, Inc., for the past 6 years.

           RONALD L. FEELEY became a director in June 2000 after the death in January, 2000 of former Director Geoffrey A. Rich. Mr. Feeley has served in various capacities with Coating Technology for the past 11 years with 31 years in this industry.

           None of Metal Arts' Directors is a Director of any company with a class of securities registered pursuant to Section 12 of the Securities & Exchange Act of 1934, as amended, or of any company registered under the Investment Company Act of 1940, as amended. There is no family relationship among any members of the Board of Directors or the Executive Officers or significant employees of Metal Arts. The Board of Directors met 4 times during the fiscal year ended June 30, 2001. At the present time, the company has no Audit, Compensation or Nominating Committees. All Directors and Executive Officers have been elected to serve as Directors and Executive Officers until the next annual meeting of shareholders of Metal Arts or until their successors have been elected and qualified. There are no arrangements or understandings between any Director or Executive Officer and any other persons pursuant to which any such Directors or Executive Officers was or is to be selected as a Director or nominee for Director.

                         ITEM 11. EXECUTIVE COMPENSATION

           The aggregate direct remuneration accrued and paid by Metal Arts and Coating Technology, during the fiscal year ended June 30, 2001, to each of Metal Arts' Officers and Directors whose aggregate remuneration exceeded $50,000, and to all Directors and Officers of Metal Arts as a group, is set forth in the following table.

                         CASH AND CASH-EQUIVALENT FORM
                                 OF REIMBURSEMENT

                                            SALARIES,
                                              FEES,               SECURITIES OR
                                            DIRECTOR'S              PROPERTY,
                                              FEES,                INSURANCE
NAME OF INDIVIDUAL                         COMMISSIONS            BENEFITS OR
OR NUMBER OF           CAPACITIES IN           AND              REIMBURSEMENTS,
PERSONS IN GROUP      WHICH SERVED (1)       BONUSES           PERSONAL BENEFITS
----------------     ----------------        -------           -----------------


Stanley J. Dahle        President,          $ 95,000                   $  5,000
                        CEO, and
                        Director

Albert A. Cauwels       Secretary and       $     -0-                  $    -0-
                        Director

Ronald L. Feeley        Director            $ 65,000                   $  5,000

All Officers and        All Officers        $160,000                    $10,000
Directors as a          and Directors
group (3) persons       as a group

OTHER COMPENSATION

           There was no other compensation of any kind paid to the officers and directors during fiscal year 2001. No executive earned more than $100,000 of total compensation. There is no executive committee and all compensation decisions are made by the Board of Directors. There were no loans made to officers, no directors fees and no long term compensation arrangements. There were no outstanding stock option grants to officers at year end. There are no employment agreements.

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


            OFFICER COMPENSATION FOR THE PRECEDING THREE FISCAL YEARS
                                                                         SECURITIES OR
                                                                      PROPERTY, INSURANCE
                                                                          BENEFITS OR
                           FISCAL           DIRECTORS FEES,             REIMBURSEMENTS
NAME                        YEAR        COMMISSIONS & BUSINESS         PERSONAL BENEFITS

Stanley J. Dahle            2001                 $95,000                   $5,000
                            2000                  95,000                    5,000
                            1999                  95,000                    5,000

Albert A. Cauwels           2001                      -0-                      -0-
                            2000                      -0-                      -0-
                            1999                      -0-                      -0-

Ronald L. Feeley            2001                  65,000                    5,000
                            2000                  52,000                    5,000


STOCK OPTION PLAN

           On March 3, 1982, Metal Arts adopted an incentive stock option plan (the "Plan" or the "Stock Option Plan") pursuant to Section 422A of the Internal Revenue Code. Under the Plan, as amended, Metal Arts' Board of Directors may grant options to key employees (including executive officers of Metal Arts) to purchase up to an aggregate 850,000 common shares.

           Such options expire 10 years from the date of the grant (but must be exercised within 5 years of the date of grant for grantees who hold 10 percent or more of the common shares) and are exercisable one year from the date of the grant on a cumulative basis at the rate of 25 percent of the total number of common shares subject to the option granted. Options must be granted at no less than fair market value (but not less than 110 percent of fair market value for grantees who hold 10 percent or more of the common shares). During the Fiscal Year ended June 30, 2001, no options were exercised. There are currently available under the plan 415,000 common shares for future grants. Metal Arts' management believes that the availability of the Plan, and the grants of the options, will enable the Company to attract and hold valuable employees by providing them with incentives to foster growth.

            ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

           The following table sets forth information as of October 1, 2001, with respect to all directors, officers, and persons who are known by Metal Arts to be the beneficial owners of more than five percent (5%) of the common shares of Metal Arts. The common shares are the only voting securities of Metal Arts. All persons listed below have sole voting and investment power with respect to their common shares unless otherwise indicated.

           NAME AND ADDRESS OF              AMOUNT BENEFICIALLY      Percent
           BENEFICIAL OWNER                 OWNED                   OF CLASS
           ---------------------            -------------------     --------

           Stanley J. Dahle                   1,419,000(a)            20
           81 Country Club Drive
           Rochester, New York

           Clifford W. Charlson                 578,000               8
           997 East Avenue
           Rochester, New York

           Albert A. Cauwels                    406,551               5
           28 Franklin Street
           Phelps, New York

           All officers and directors
           as a group (2) persons             1,825,551               25

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

(a) The following documents are filed as a part of this Form 10-K 2001 Annual
Report:

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

                                  THE METAL ARTS COMPANY, INC.




Date:  6-28-02                    By:    STANLEY J. DAHLE
                                         -----------------
                                         Stanley J. Dahle
                                         President and
                                         Chief Executive Officer




Date:  06-28-02                   By:    ALBERT A. CAUWELS
                                         ------------------
                                         Albert A. Cauwels
                                         Secretary and Director


           Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE  TITLE                  DATE


                                  Chairman, President
                                  Chief Executive Officer           06-28-02
STANLEY J. DAHLE                  and Director
----------------
Stanley J. Dahle




ALBERT A. CAUWELS                 Director                          06-28-02
-----------------
Albert A. Cauwels




RONALD L. FEELEY                  Director                          06-28-02
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

10(d) Agreement between Metal Arts Company and the New York State Energy Research and Development Authority, dated June 22, 1995. (Filed as
          Exhibit 10(e) to the company's Form 10-K for the year ended June 30, 1995, and incorporated herein by reference.)

10(e) Lease agreement dated February 19, 1998 between O'Brien and Gere Property Development, Inc. as Landlord and Coating Technology, Inc. as Tenant relating to its facility at 800 St. Paul St., Rochester, New York. (Filed as exhibit (f) to the Company's Form 10-K for the year ended June 30, 1999, and incorporated herein by reference.)

11 Description of computation of per share earnings. (See Note 2 of Notes to Consolidated Financial Statements of the Metal Arts Company, Inc.)

22 Subsidiaries. The subsidiary of the company and the state of incorporation are as follows:

         (a)    Coating Technology incorporated in the State of New York.